Form 10-Q
period 2024-06-30
Global Net Lease, Inc.
filed 2024-08-07
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 5, 2024, the registrant had 230,469,621 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Real estate investments, at cost (Note 4):
Land	$1,352,946	$1,430,607
Buildings, fixtures and improvements	5,631,557	5,842,314
Construction in progress	6,913	23,242
Acquired intangible lease assets	1,215,530	1,359,981
Total real estate investments, at cost	8,206,946	8,656,144
Less accumulated depreciation and amortization	(1,128,555)	(1,083,824)
Total real estate investments, net	7,078,391	7,572,320
Assets held for sale	4,254	3,188
Cash and cash equivalents	122,181	121,566
Restricted cash	50,312	40,833
Derivative assets, at fair value (Note 9)	11,342	10,615
Unbilled straight-line rent	92,443	84,254
Operating lease right-of-use asset (Note 11)	76,743	77,008
Prepaid expenses and other assets	109,631	121,997
Deferred tax assets	4,786	4,808
Goodwill	50,020	46,976
Deferred financing costs, net	12,610	15,412
Total Assets	$7,612,713	$8,098,977

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 5)	$2,268,801	$2,517,868
Revolving credit facility (Note 6)	1,735,603	1,744,182
Senior notes, net (Note 7)	895,830	886,045
Acquired intangible lease liabilities, net	89,401	95,810
Derivative liabilities, at fair value (Note 9)	1,557	5,145
Accounts payable and accrued expenses	85,753	99,014
Operating lease liability (Note 11)	49,575	48,369
Prepaid rent	45,722	46,213
Deferred tax liability	5,626	6,009
Dividends payable	11,581	11,173
Total Liabilities	5,189,449	5,459,828
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity (Note 10):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of June 30, 2024 and December 31, 2023	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 shares issued and outstanding as of June 30, 2024 and December 31, 2023	47	47
7.500% Series D cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 7,933,711 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023	79	79
7.375% Series E cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 4,595,175 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023	46	46
Common Stock, $0.01 par value, 250,000,000 shares authorized, 230,805,375 and 230,885,197 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3,638	3,639
Additional paid-in capital	4,353,095	4,350,112
Accumulated other comprehensive loss	(6,833)	(14,096)
Accumulated deficit	(1,929,107)	(1,702,143)
Total Stockholders’ Equity	2,421,033	2,637,752
Non-controlling interest	2,231	1,397
Total Equity	2,423,264	2,639,149
Total Liabilities and Equity	$7,612,713	$8,098,977
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from tenants	$203,286	$95,844	$409,331	$190,176

Expenses:
Property operating	35,533	9,033	73,363	17,179
Operating fees to related parties	—	10,110	—	20,211
Impairment charges	27,402	—	31,729	—
Merger, transaction and other costs	1,572	6,279	2,333	6,378
Settlement costs	—	15,084	—	15,084
General and administrative	15,196	10,683	31,373	16,343
Equity-based compensation	2,340	2,870	4,313	5,795
Depreciation and amortization	89,493	37,297	181,493	74,326
Total expenses	171,536	91,356	324,604	155,316
Operating income before gain on dispositions of real estate investments	31,750	4,488	84,727	34,860
Gain on dispositions of real estate investments	34,102	—	39,969	—
Operating income	65,852	4,488	124,696	34,860
Other income (expense):
Interest expense	(89,815)	(27,710)	(172,568)	(54,675)
Loss on extinguishment of debt	(13,090)	(404)	(13,148)	(404)
Gain (loss) on derivative instruments	530	(774)	2,118	(2,430)
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness	300	—	1,332	—
Other income	309	1,650	293	1,716
Total other expense, net	(101,766)	(27,238)	(181,973)	(55,793)
Net loss before income tax	(35,914)	(22,750)	(57,277)	(20,933)
Income tax expense	250	(3,508)	(2,138)	(6,215)
Net loss	(35,664)	(26,258)	(59,415)	(27,148)
Preferred stock dividends	(10,936)	(5,099)	(21,872)	(10,198)
Net loss attributable to common stockholders	$(46,600)	$(31,357)	$(81,287)	$(37,346)

Basic and Diluted Loss Per Share:
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.20)	$(0.30)	$(0.35)	$(0.36)
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic and Diluted	230,380,574	104,148,850	230,350,148	103,966,910

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(35,664)	$(26,258)	$(59,415)	$(27,148)

Other comprehensive income (loss)
Cumulative translation adjustment	2,472	10,812	1,498	17,332
Designated derivatives, fair value adjustments	2,539	(2,921)	5,765	(6,886)
Other comprehensive income	5,011	7,891	7,263	10,446

Comprehensive loss	(30,653)	(18,367)	(52,152)	(16,702)

Preferred Stock dividends	(10,936)	(5,099)	(21,872)	(10,198)

Comprehensive loss attributable to common stockholders	$(41,589)	$(23,466)	$(74,024)	$(26,900)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2023	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,885,197	$3,639	$4,350,112	$(14,096)	$(1,702,143)	$2,637,752	$1,397	$2,639,149
Dividends declared:
Common Stock, $0.675 per share	—	—	—	—	—	—	—	—	—	—	—	—	(145,677)	(145,677)	—	(145,677)
Series A Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	—	—	—	—	(6,162)	(6,162)	—	(6,162)
Series B Preferred Stock, $0.86 per share	—	—	—	—	—	—	—	—	—	—	—	—	(4,036)	(4,036)	—	(4,036)
Series D Preferred Stock, $0.94 per share	—	—	—	—	—	—	—	—	—	—	—	—	(7,438)	(7,438)	—	(7,438)
Series E Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	—	—	—	—	(4,236)	(4,236)	—	(4,236)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	(16,475)	—	3,406	—	—	3,406	907	4,313
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(63,347)	(1)	(423)	—	—	(424)	—	(424)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(73)	(73)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(59,415)	(59,415)	—	(59,415)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,498	—	1,498	—	1,498
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	5,765	—	5,765	—	5,765
Balance, June 30, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,805,375	$3,638	$4,353,095	$(6,833)	$(1,929,107)	$2,421,033	$2,231	$2,423,264

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, March 31, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,846,571	$3,639	$4,351,577	$(11,844)	$(1,818,753)	$2,524,859	$1,809	$2,526,668
Dividends declared:
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	—	—	—	—	(63,754)	(63,754)	—	(63,754)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)	—	(2,018)
Series D Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,719)	(3,719)	—	(3,719)
Series E Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	17,203	—	1,886	—	—	1,886	454	2,340
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(58,399)	(1)	(368)	—	—	(369)	—	(369)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,664)	(35,664)	—	(35,664)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	2,472	—	2,472	—	2,472
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	2,539	—	2,539	—	2,539
Balance, June 30, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,805,375	$3,638	$4,353,095	$(6,833)	$(1,929,107)	$2,421,033	$2,231	$2,423,264

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2022	6,799,467	$68	4,695,887	$47	104,141,899	$2,371	$2,683,169	$1,147	$(1,247,781)	$1,439,021	$14,898	$1,453,919
Settlement costs to be paid with Common Stock (Note 10)	—	—	—	—	—	—	6,252	—	—	6,252	—	6,252
Common Stock issuance costs	—	—	—	—	—	—	(25)	—	—	(25)	—	(25)
Dividends declared:										—		—
Common Stock, $0.80 per share	—	—	—	—	—	—	—	—	(83,351)	(83,351)	—	(83,351)
Series A Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	(6,162)	(6,162)	—	(6,162)
Series B Preferred Stock, $0.86 per share	—	—	—	—	—	—	—	—	(4,036)	(4,036)	—	(4,036)
Equity-based compensation, net of forfeitures	—	—	—	—	293,514	3	1,300	—	—	1,303	4,492	5,795
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	(29,057)	—	(321)	—	—	(321)	—	(321)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(200)	(200)	—	(200)
Net loss	—	—	—	—	—	—	—	—	(27,148)	(27,148)	—	(27,148)
Cumulative translation adjustment	—	—	—	—	—	—	—	17,332	—	17,332	—	17,332
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(6,886)	—	(6,886)	—	(6,886)
Balance, June 30, 2023	6,799,467	$68	4,695,887	$47	104,406,356	$2,374	$2,690,375	$11,593	$(1,368,678)	$1,335,779	$19,390	$1,355,169

	Three Months Ended June 30, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, March 31, 2023	6,799,467	$68	4,695,887	$47	104,157,910	$2,371	$2,683,827	$3,702	$(1,295,547)	$1,394,468	$17,144	$1,411,612
Settlement costs to be paid with Common Stock (Note 10)	—	—	—	—	—	—	6,252	—	—	6,252	—	6,252
Common Stock issuance costs	—	—	—	—	—	—	(4)	—	—	(4)	—	(4)
Dividends declared:
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	(41,674)	(41,674)	—	(41,674)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	(2,018)	(2,018)	—	(2,018)
Redemption of OP Units	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	277,503	3	621	—	—	624	2,246	2,870
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	(29,057)	—	(321)	—	—	(321)	—	(321)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Net loss	—	—	—	—	—	—	—	—	(26,258)	(26,258)	—	(26,258)
Cumulative translation adjustment	—	—	—	—	—	—	—	10,812	—	10,812	—	10,812
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	(2,921)	—	(2,921)	—	(2,921)
Balance, June 30, 2023	6,799,467	$68	4,695,887	$47	104,406,356	$2,374	$2,690,375	$11,593	$(1,368,678)	$1,335,779	$19,390	$1,355,169

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(59,415)	$(27,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	89,693	47,981
Amortization of intangibles	91,800	26,345
Amortization of deferred financing costs	4,974	4,168
Amortization of discounts on mortgages and senior notes	39,418	464
Amortization of below-market lease liabilities	(5,979)	(1,638)
Amortization of above-market lease assets	9,482	3,452
Amortization related to right-of-use assets	623	438
Amortization of lease incentives and commissions	468	861
Unbilled straight-line rent	(9,911)	(3,674)
Equity-based compensation	4,313	5,795
Unrealized (gains) losses on foreign currency transactions, derivatives, and other	(1,489)	4,278
Unrealized (gains) on undesignated foreign currency advances and other hedge ineffectiveness	(1,332)	—
Loss on extinguishment of debt	13,148	404
Gain on dispositions of real estate investments	(39,969)	—
Lease incentive and commission payments	(473)	(2,374)
Impairment charges	31,729	—
Settlement and consulting costs paid with common stock	—	6,252
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	9,834	15,172
Accounts payable and accrued expenses	(13,878)	3,194
Prepaid rent	(491)	388
Net cash provided by operating activities	162,545	84,358
Cash flows from investing activities:
Investment in real estate and real estate related assets	—	(81,362)
Capital expenditures	(18,479)	(11,157)
Net proceeds from dispositions of real estate investments	299,607	—
Net cash provided by (used in) investing activities	281,128	(92,519)
Cash flows from financing activities:
Borrowings under revolving credit facilities	411,262	355,983
Repayments on revolving credit facilities	(406,726)	—
Proceeds from mortgage notes payable	317,512	—
Principal payments on mortgage notes payable	(583,857)	(257,529)
Penalties and charges related to repayments and early repayments of debt	(13,058)	(169)
Common shares repurchased upon vesting of restricted stock	(424)	(321)
Common Stock issuance costs	—	(25)
Payments of financing costs	(7,605)	—
Dividends paid on Common Stock	(145,216)	(83,322)
Dividends paid on Series A Preferred Stock	(6,162)	(6,162)
Dividends paid on Series B Preferred Stock	(4,036)	(4,036)
Dividends paid on Series D Preferred Stock	(7,438)	—
Dividends paid on Series E Preferred Stock	(4,236)	—
Distributions to non-controlling interest holders	(73)	(200)
Net cash (used in) provided by financing activities	(450,057)	4,219
Net change in cash, cash equivalents and restricted cash	(6,384)	(3,942)
Effect of exchange rate changes on cash	16,478	4,683
Cash, cash equivalents and restricted cash, beginning of period	162,399	104,445
Cash, cash equivalents and restricted cash, end of period	$172,493	$105,186

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents, end of period	$122,181	$100,918
Restricted cash, end of period	50,312	4,268
Cash, cash equivalents and restricted cash, end of period	$172,493	$105,186

Non-Cash Activity:
Loss on extinguishment of debt	$90	$235
Accrued capital expenditures	315	—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
As of June 30, 2024, the Company owned 1,242 properties consisting of 64.3 million rentable square feet, which were 94.0% leased, with a weighted-average remaining lease term of 6.5 years. Based on the percentage of annualized rental income on a straight-line basis as of June 30, 2024, approximately 80% of the Company’s properties were located in the U.S. and Canada and approximately 20% were located in Europe. In addition, as of June 30, 2024, the Company’s portfolio was comprised of 31% Industrial & Distribution properties, 28% Multi-Tenant Retail properties, 21% Single-Tenant Retail properties and 20% Office properties. These represent the Company’s four reportable segments and the percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of June 30, 2024. The straight-line rent includes amounts for tenant concessions.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2024. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2024 (see “—Recently Issued Accounting Pronouncements” section below).
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
June 30, 2024
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the non-cancelable term of the lease. As of June 30, 2024, the Company’s leases had a weighted-average remaining lease term of 6.5 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
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
June 30, 2024
(Unaudited)
direct leasing costs may be capitalized under the accounting guidance. Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed as incurred.
As of June 30, 2024, the Company had two parcels of land leased to tenants that qualify as financing leases which were acquired in the REIT Merger. The carrying value of these leases was $6.6 million as of June 30, 2024 and the amounts are included in prepaid expenses and other assets on the Company’s consolidated balance sheet as of June 30, 2024. Income of $0.2 million and $0.3 million relating to these two leases is included in revenue from tenants in the Company’s consolidated statement of operations for the three and six months ended June 30, 2024, respectively.
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
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual impairment evaluation in the fourth quarter of 2023 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on this assessment, the Company determined that the goodwill was not impaired as of December 31, 2023. The goodwill impairment test is applied to each of the Company’s reporting units. For purposes of this assessment, a reporting unit is an operating segment.
There were no material changes to this assessment as of June 30, 2024. We will continue to assess for triggering events. Should any triggering event occur, we would evaluate the carrying value of our goodwill by segment through an impairment test. If impairment is warranted, the charge would be recorded through the consolidated income statement as a reduction to earnings.
Reportable Segments
As of June 30, 2024, the Company has determined that it has four reportable segments based on property type: (1) Industrial & Distribution, (2) Multi-Tenant Retail, (3) Single-Tenant Retail and (4) Office (see Note 15 — Segment Reporting for additional information).
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
June 30, 2024
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
The Company has historically issued restricted shares of Common Stock (“Restricted Shares”), restricted stock units in respect of shares of Common Stock (“RSUs”), and performance stock units (“PSUs”). Also, although none remain outstanding as of June 30, 2024 or December 31, 2023, the Company historically had issued long-term incentive plan units of limited partner interest in the OP (“GNL LTIP Units”) (see below for more information). For additional information on all of the equity-based compensation awards issued by the Company, see Note 13 — Equity-Based Compensation.
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
June 30, 2024
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
Pending Adoption as of June 30, 2024:
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
The REIT Merger

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
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
June 30, 2024
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
The Company provided a provisional allocation of the fair value of the assets acquired and liabilities assumed in the Mergers in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. During the three months ended June 30, 2024, March 31, 2024 and December 31, 2023, measurement period adjustments were determined and recorded as if they had been completed at the Acquisition Date. Future adjustments to the provisional allocation of the fair value of the assets and liabilities acquired in the Mergers, as well as adjustments to the consideration paid may change the determination and amount of goodwill and may impact depreciation, amortization and accretion based on revised fair value of assets acquired and liabilities assumed. The finalization of the Company’s fair value assessments could result in changes in the valuation of assets acquired and liabilities assumed up to a year after the Acquisition Date.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The following table summarizes the provisional amounts recognized for the assets acquired and liabilities assumed as of Acquisition Date, as well as adjustments made in the three months ended June 30, 2024, March 31, 2024 and December 31, 2023 (measurement period adjustments) to the amounts previously reported in the three months ended September 30, 2023.

(in thousands)	Amounts Recognized as of the Acquisition Date (as previously reported)	Measurement Period Adjustments		Amounts Recognized as of the Acquisition Date (as adjusted)
Assets Acquired:
Land	$954,967	$615		$955,582
Buildings, fixtures and improvements	2,526,810	349		2,527,159
Total tangible assets	3,481,777	964	(1)	3,482,741
Acquired intangible assets:
In-place leases	582,475	(1,045)		581,430
Above-market lease assets	67,718	50		67,768
Total acquired intangible lease assets	650,193	(995)	(1)	649,198
Cash	65,223	(607)	(2)	64,616
Operating lease right-of-use assets	26,407	10		26,417
Prepaid expenses and other assets	60,862	340	(3)	61,202
Goodwill	29,817	(1,195)	(4)	28,622
Total assets acquired	4,314,279	(1,483)		4,312,796

Liabilities Assumed:
Mortgage notes payable, net	1,587,455	—		1,587,455
Senior notes, net	386,250	—		386,250
Acquired intangible lease liabilities	76,682	3		76,685
Accounts payable and accrued expenses	86,031	(1,456)	(5)	84,575
Operating lease liabilities	26,407	(30)		26,377
Prepaid rent	18,439	—		18,439
Total liabilities assumed	2,181,264	(1,483)		2,179,781

Total consideration transferred	$2,133,015	$—		$2,133,015
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 4 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2023, and, in the case of assets located outside of the U.S., based on the applicable exchange rate at the time of purchase. The Company did not acquire any properties during the six months ended June 30, 2024. All of the acquisitions in the six months ended June 30, 2023 were considered asset acquisitions for accounting purposes.

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
The following table summarizes the acquisitions by property type, listed by reportable segment, during the six months ended June 30, 2023:

Property Type	Number of Properties	Square Feet (unaudited)

Properties Acquired in 2023:
Industrial & Distribution	—	—
Multi-Tenant Retail	—	—
Single-Tenant Retail	8	323,730
Office	—	—
	8	323,730
Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company did not record any impairment charges on its acquired intangible assets during the three and six months ended June 30, 2024 or 2023.
Impairment Charges
The Company recorded aggregate impairment charges of $27.4 million and $31.7 million during the three and six months ended June 30, 2024, respectively, and did not record any impairment charges during the three and six months ended June 30, 2023.
•During the three months ended June 30, 2024, the Company determined that six of its properties located in the U.S. (three of which were acquired in the REIT Merger) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, the Company recorded an

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
impairment charge of approximately $27.4 million. The majority of the impairment charge was due to legacy GNL properties.
•During the three months ended March 31, 2024, the Company determined that six of its properties located in the U.S. (all of which were acquired in the REIT Merger) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, the Company recorded an impairment charge of approximately $4.3 million.
Dispositions
During the three and six months ended June 30, 2024, the Company sold 36 and 55 properties, respectively, 34 and 51 of which were acquired in the REIT Merger, respectively. As a result, the Company recorded net gains of $34.1 million and $40.0 million during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, the Company did not sell any properties. The following table summarizes the aforementioned properties sold:

Portfolio	Country/States	Disposition Month(s)	Number of Properties	Square Feet (unaudited)
Properties Sold in 2024:
O’Charley’s	AL, IN, TN, MS, NC, GA, KY, OH, TN	February & March (5 properties); April & May (7 properties)	12	77,430
Truist Bank	FL, GA, TN, NC, SC, VA, OH, FL	February & March (11 properties); April & May (11 properties )	22	93,374
Fife Council	United Kingdom	February	1	37,331
TOMs King	PA	February	1	4,107
FedEx	MN	March	1	11,501
Amazon	KY	May	1	79,105
American Car Center	GA & IL	May & June	2	21,077
AmeriCold	GA, IL, MN, SC	June	9	1,407,166
CVS	MI	June	1	10,880
Decatur Commons	AL	May	1	125,635
Diebold	OH	June	1	158,330
Klaussner	NC	May	1	397,533
Shippensburg Marketplace	PA	April	1	59,866
Springfield Commons	OH	June	1	164,843
			55	2,648,178
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
As of June 30, 2024, the Company evaluated its assets for held for sale classification and determined that three properties, all of which were acquired in the Merger, qualified for held for sale treatment. Because these assets are considered held for sale, the operating results remain classified within continuing operations for all periods presented.
The following table details the major classes of the assets associated with the property that the Company determined to be classified as held for sale as of June 30, 2024 and December 31, 2023. For assets held for sale as of June 30, 2024, the accumulated depreciation was collapsed against the assets prior to recording impairments on those assets and prior to their reclass to assets held for sale.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

(Dollar amounts in thousands)	June 30, 2024	December 31, 2023
Real estate investments held for sale, at cost:
Land	$1,110	$860
Buildings, fixtures and improvements	3,144	2,349
Total real estate assets held for sale, at cost	4,254	3,209
Less accumulated depreciation and amortization	—	(21)
Total real estate investments held for sale, net	$4,254	$3,188
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2024 and December 31, 2023. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of June 30, 2024 and December 31, 2023. No U.S. state had a concentration over 10% as of June 30, 2024 and December 31, 2023.

Country / U.S. State	June 30, 2024	December 31, 2023
United States	79.6%	79.7%
United Kingdom	11.4%	11.1%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 5 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of June 30, 2024 and December 31, 2023 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		June 30, 2024	December 31, 2023				Maturity	Anticipated Repayment (2)
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$79,302	$—	5.1%	(3)	Fixed/Variable	Jan. 2029	Jan. 2029
	Finland Properties	—	—	81,695	2.4%	(3)	Fixed/Variable	Feb. 2024	Feb. 2024

Luxembourg/ The Netherlands:	Benelux Properties	—	—	129,752	1.4%	(4)	Fixed	Jun. 2024	Jun. 2024
	Total EUR denominated	5	79,302	211,447

United Kingdom:	McLaren	—	—	128,587	6.1%	(5)	Fixed	Apr. 2024	Apr. 2024
	Total GBP denominated	—	—	128,587

United States:	Penske Logistics	1	70,000	70,000	4.7%	(6)	Fixed	Nov. 2028	Nov. 2028
	Multi-Tenant Mortgage Loan I	10	162,580	162,580	4.4%	(6)	Fixed	Nov. 2027	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(6)	Fixed	Feb. 2028	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(6)	Fixed	Dec. 2028	Dec. 2028
	Multi-Tenant Mortgage Loan IV	15	89,990	97,500	4.6%	(6)	Fixed	May 2029	May 2029
	Multi-Tenant Mortgage Loan V	11	139,771	139,771	3.7%	(6)	Fixed	Oct. 2029	Oct. 2029
	2019 Class A-1 Net-Lease Mortgage Notes	96	107,286	110,815	3.8%		Fixed	May 2049	May 2026
	2019 Class A-2 Net-Lease Mortgage Notes	100	119,104	119,409	4.5%		Fixed	May 2049	May 2029
	2021 Class A-1 Net-Lease Mortgage Notes	43	49,784	50,971	2.2%		Fixed	May 2051	May 2028
	2021 Class A-2 Net-Lease Mortgage Notes	44	85,991	88,041	2.8%		Fixed	May 2051	May 2031
	2021 Class A-3 Net-Lease Mortgage Notes	32	34,997	34,997	3.1%		Fixed	May 2051	May 2028
	2021 Class A-4 Net-Lease Mortgage Notes	33	54,995	54,995	3.7%		Fixed	May 2051	May 2031
	Column Financial Mortgage Notes	334	526,438	697,595	3.8%	(7)	Fixed	Aug. 2025	Aug. 2025
	Mortgage Loan II	12	210,000	210,000	4.2%		Fixed	Jan. 2028	Jan. 2028
	Mortgage Loan III	22	33,400	33,400	4.1%		Fixed	Jan. 2028	Jan. 2028
	RTL Multi-Tenant Mortgage II	—	—	25,000	—%		Fixed	Feb. 2024	Feb. 2024
	McGowin Park	—	—	39,025	—%		Fixed	May 2024	May 2024
	CMBS Loan	29	260,000	260,000	6.5%		Fixed	Sept. 2033	Sept. 2033
	CMBS Loan II	20	237,000	—	5.8%		Fixed	Apr. 2029	Apr. 2029
	Total USD denominated	817	2,312,586	2,325,349
	Gross mortgage notes payable	822	2,391,888	2,665,383	4.5%
	Mortgage discounts		(110,046)	(140,403)
	Deferred financing costs, net of accumulated amortization (8)		(13,041)	(7,112)
	Mortgage notes payable, net	822	$2,268,801	$2,517,868	4.5%

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
(3)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor and reflects the Euribor rate in effect as of June 30, 2024. This loan was extended from its original maturity date of February 2024 to February 2029.
(4)This mortgage was repaid in June 2024 using borrowings under the EUR portion of the Company’s Revolving Credit Facility.
(5)This mortgage was repaid in April 2024 using borrowings under the GBP portion of the Company’s Revolving Credit Facility.
(6)The borrowers’ (wholly-owned subsidiaries of the Company) financial statements are included within the Company’s consolidated financial statements, however, the borrowers’ assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.
(7)Decrease primarily due to the repayment of mortgages for certain encumbered properties that were sold during 2024.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
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

The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next four calendar years and thereafter as of June 30, 2024:

(In thousands)	Future Principal Payments (1)
2024 (remainder)	$589
2025	527,617
2026	107,046
2027	163,191
2028	530,042
2029	662,417
Thereafter	400,986
Total	$2,391,888
______
(1)Assumes exchange rates of £1.00 to $1.26 for British Pounds Sterling (“GBP”) and €1.00 to $1.07 for Euros (“EUR”) as of June 30, 2024 for illustrative purposes, as applicable.
The total gross carrying value of the Company’s unencumbered assets as of June 30, 2024 was $4.94 billion, and approximately $4.93 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) and therefore is not currently available to serve as collateral for future borrowings.
CMBS Loan II
On April 5, 2024, the Company entered into a CMBS Loan (“CMBS Loan II”) with (i) Bank of Montreal, (ii) Société Générale Financial Corporation, (iii) Barclays Capital Real Estate Inc. and (iv) KeyBank National Association (each individually, a “Lender,” and collectively, the “Lenders”), in the aggregate amount of $237.0 million. The net proceeds were used to repay draws on the USD portion of the Revolving Credit Facility. The CMBS Loan II is secured by, among other things, first priority mortgages on 20 industrial properties the Company owns across the United States. The CMBS Loan II has a 5-year term, is interest-only (payable monthly) at a fixed rate of 5.74% per year and matures on April 6, 2029. The CMBS Loan II contains certain covenants, including, certain obligations to reserve funds and requires the OP to maintain a net worth of $150.0 million and liquid assets having a market value of at least $10.0 million.
Mortgage Covenants
As of June 30, 2024, the Company was in compliance with all property-level debt covenants with the exception of four property-level debt instruments. For those four property-level debt instruments, the Company either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under the Company’s Revolving Credit Facility. While the restricted cash cannot not be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on the Company’s liquidity or its ability to operate the impacted assets.
Note 6 — Revolving Credit Facility
The table below details the outstanding balances as of June 30, 2024 and December 31, 2023 under the credit agreement with KeyBank National Association, as agent, and the other lenders party thereto which was originally entered into on July 24, 2017 and has been amended from time to time (the “Credit Agreement”). The Credit Agreement consists solely of the senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”). In connection with the Mergers, the Company amended the Credit Agreement on September 12, 2023 in order to, among other things, repay the outstanding indebtedness and obligations of RTL’s credit facility. The Company exercised the existing “accordion feature” on the Revolving Credit Facility and increased the aggregate total commitments under the Revolving Credit Facility by $500.0 million

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
from $1.45 billion to $1.95 billion to repay and terminate RTL’s credit facility and to create additional availability after the closing of the REIT Merger. The sublimits for letters of credit and swing loans were also each increased from $50.0 million to $75.0 million.
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

	June 30, 2024					December 31, 2023
(In thousands)	TOTAL USD (1)	USD (3)	GBP (4)	EUR (5)	CAD (6)	TOTAL USD (2)	USD	GBP	EUR	CAD
Revolving Credit Facility	$1,735,603	$795,119	£364,000	€422,145	$38,000	$1,744,182	$1,030,962	£261,000	€319,075	$38,000
(1) Assumes exchange rates of £1.00 to $1.26 for GBP, €1.00 to $1.07 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.73 as of June 30, 2024 for illustrative purposes, as applicable.
(2) Assumes exchange rates of £1.00 to $1.27 for GBP , €1.00 to $1.10 for EUR and $1.00 CAD to $0.75 as of December 31, 2023 for illustrative purposes, as applicable.
(3) The USD portion of the Revolving Credit Facility is 75.5% fixed via swaps and, as of June 30, 2024, had a weighted-average effective interest rate of 6.3% after giving effect to interest rate swaps in place.
(4) The GBP portion of Revolving Credit Facility is 55.0% fixed via swaps and, as of June 30, 2024, had a weighted-average effective interest rate of 6.6%.
(5) The EUR portion of Revolving Credit Facility is 85.2% fixed via swaps and, as of June 30, 2024, had a weighted-average effective interest rate of 2.5% after giving effect to interest rate swaps in place.
(6) The CAD portion of Revolving Credit Facility is 100% variable and, as of June 30, 2024, had a weighted-average effective interest rate of 6.9%.
In April 2024, the Company completed the CMBS Loan II financing and used the net proceeds to pay down draws on the USD portion of the Revolving Credit Facility. Also in April 2024, the Company repaid its mortgage loan that encumbered its McLaren properties in the United Kingdom using borrowings under the GBP portion of the Revolving Credit Facility, and, in June 2024, the Company repaid its mortgage loan that encumbered its properties in The Netherlands and Luxembourg using borrowings under the EUR portion of the Revolving Credit Facility. The Company recorded a loss on extinguishment of debt of $13.1 million in the quarter ended June 30, 2024, which was primarily due to cash payments made upon repaying certain mortgage loans, primarily related to the fee required to be paid upon repayment of the mortgage loan that encumbered our McLaren properties in the U.K. This mortgage loan was assumed as part of our acquisition of the McLaren properties in 2021 and included the fee noted above in the terms of the mortgage.
Credit Agreement — Terms
The Revolving Credit Facility requires payments of interest only prior to maturity. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the Credit Agreement) or (ii) the applicable Benchmark Rate (as defined in the Credit Agreement) for the currency being borrowed. The applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, (i) if the Company achieves an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on the credit rating of the Company, and (ii) the “floor” on the applicable Benchmark is 0%. As of June 30, 2024, the Revolving Credit Facility had a weighted-average effective interest rate of 5.4% after giving effect to interest rate swaps in place.
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
June 30, 2024
(Unaudited)
replaced with a facility fee based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing as the Company’s credit rating increases.
The Revolving Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors. The availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company or its subsidiaries and compliance with various ratios related to those assets. As of June 30, 2024, approximately $98.1 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, CAD, GBP, Norwegian Krone, Swedish Krona and Swiss Francs provided that the total principal amount of non-USD loans cannot exceed the sum of the total revolving commitments minus $100.0 million. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
The Credit Facility contains events of default relating to customary matters, including, among other things, payment defaults, covenant defaults, breaches of representations and warranties, events of default under other material indebtedness, material judgments, bankruptcy events and change of control events, such as certain changes to the composition of the board of directors (the “Board”) and management. Upon the occurrence of an event of default, a majority of the lenders have the right to accelerate the payment on any outstanding borrowings and other obligations.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Revolving Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on index borrowings. Upon an event of a default, lenders have the right to terminate their obligations under the Revolving Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Agreement contains various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends and share repurchases (see additional information below), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Agreement also contains financial maintenance covenants with respect to maximum leverage, minimum fixed charge coverage, maximum secured leverage, maximum secured recourse debt, minimum tangible net worth, maximum unencumbered leverage and unencumbered debt service coverage. As of June 30, 2024, the Company was in compliance with all covenants under the Credit Agreement.
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
June 30, 2024
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

Note 7 — Senior Notes, Net
The details of the Company’s senior notes are as follows:

(In thousands)	June 30, 2024	December 31, 2023
3.75% Senior Notes
Aggregate principal amount	$500,000	$500,000
Less: Deferred financing costs	(4,799)	(5,491)
3.75% Senior Notes, net	495,201	494,509

4.50% Senior Notes
Aggregate principal amount	500,000	500,000
Less: Discount	(99,371)	(108,464)
4.50% Senior Notes, net	400,629	391,536

Senior Notes, Net	$895,830	$886,045

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
As of June 30, 2024, the Company was in compliance with the covenants under the Indenture governing the 3.75% Senior Notes.
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
As of June 30, 2024, the Company and the issuers under the Indenture were in compliance with the covenants under the Indenture governing the 4.50% Senior Notes.
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
June 30, 2024
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
The Company recorded impairments for real estate investments during the three and six months ended June 30, 2024 (see Note 4 — Real Estate Investments, Net for additional information on impairment charges recorded by the Company). The impairments were all based on the estimated selling prices of the impaired properties. The carrying value of these impaired real estate investments on the consolidated balance sheet represents their estimated fair value at the time of impairment. Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2024
Foreign currency forwards, net (GBP & EUR)	$—	$(341)	$—	$(341)
Interest rate swaps, net (USD,GBP & EUR)	$—	$10,126	$—	$10,126
December 31, 2023
Foreign currency forwards, net (GBP & EUR)	$—	$(1,569)	$—	$(1,569)
Interest rate swaps, net (USD,GBP & EUR)	$—	$7,039	$—	$7,039
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2024 and year ended December 31, 2023.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
•The gross carrying value of the Company’s mortgage notes payable as of June 30, 2024 and December 31, 2023 was $2.4 billion and $2.7 billion, respectively. The fair value of the Company’s gross mortgage notes payable as of June 30, 2024 and December 31, 2023 was $2.1 billion and $2.5 billion, respectively, and is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of June 30, 2024 the advances to the Company under the Revolving Credit Facility had a carrying value of $1.7 billion and a fair value of $1.7 billion. As of December 31, 2023 the advances to the Company under the Revolving Credit Facility had a carrying value of $1.7 billion and a fair value of $1.7 billion.
•As of June 30, 2024, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $440.6 million. As of December 31, 2023, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $416.3 million.
•As of June 30, 2024, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $441.9 million. As of December 31, 2023, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $422.5 million.
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
June 30, 2024
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2024 and December 31, 2023:

(In thousands)	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$—	$(2,110)
Interest rate “pay-fixed” swaps (USD)	Derivative assets, at fair value	3,527	—
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	(131)	—
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	6,256	5,987
Total		$9,652	$3,877
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$486	$878
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(1,342)	(1,906)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	599	588
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(84)	(1,129)
Interest rate swaps (EUR)	Derivative assets, at fair value	474	3,162
Total		$133	$1,593
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the three months ended June 30, 2024, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending June 30, 2025, the Company estimates that $10.3 million will be reclassified from other comprehensive income as a decrease to interest expense.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
As of June 30, 2024 and December 31, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2024		December 31, 2023
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	3	$200,000	—	$—
Interest rate “pay-fixed” swaps (EUR) (1)	11	529,200	11	308,233
Interest rate “pay-fixed” swaps (USD)	9	600,000	5	300,000
Total	23	$1,329,200	16	$608,233
________
(1) The Company entered into four additional interest rate swaps for a notional amount of approximately €250 million in July 2022 to replace existing swaps set to expire, which are not yet effective until August 1, 2024 and therefore, are not included in the notional amount in the table above.
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Amount of gain recognized in AOCI from derivatives	$7,390	$3,917	$14,382	$2,940
Amount of (loss) gain reclassified from AOCI into income as interest expense	$4,806	$4,481	$8,437	$7,771
Total interest expense recorded in the consolidated statements of operations	$89,815	$27,710	$172,568	$54,675
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of June 30, 2024 and December 31, 2023 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the six months ended June 30, 2024 and the year ended December 31, 2023, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Revolving Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the three and six months ended June 30, 2024, the Company recorded gains of $0.3 million and $1.3 million, respectively, due to currency changes on the undesignated excess foreign currency advances over the related net investments. There were no undesignated excess positions at any time during the year ended December 31, 2023.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded gains of $0.5 million and $2.1 million for the three and six months ended June 30, 2024, respectively, and losses of $0.8 million and $2.4 million for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	June 30, 2024		December 31, 2023
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	29	$55,010	29	$54,745
Foreign currency forwards (EUR-USD)	25	36,972	28	41,952
Interest rate swaps (EUR)	3	149,549	3	154,062
Total	57	$241,531	60	$250,759
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2024	$11,342	(1,557)	—	9,785	—	—	$9,785
December 31, 2023	$10,615	(5,145)	—	5,470	—	—	$5,470
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
As of June 30, 2024, the Company did not have any counterparties where the net derivative fair value held by that counterparty was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of June 30, 2024, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 10 — Stockholders’ Equity
Common Stock
As of June 30, 2024 and December 31, 2023, the Company had 230,805,375 and 230,885,197, respectively, shares of Common Stock issued and outstanding, including Restricted Shares and excluding unvested restricted stock units (“RSUs”) and performance stock units (“PSUs”). Unvested RSUs and PSUs may be settled in shares of Common Stock in the future.
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
•During the three and six months ended June 30, 2024 and 2023 the Company did not sell any shares of Common Stock through the Common Stock ATM Program.
Additional Paid-In Capital - Common Stock Related to Cooperation Agreement
As disclosed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, on June 4, 2023, the Company entered into a Cooperation Agreement and Release (the “Cooperation Agreement”) with Blackwells Capital LLC, an affiliate of Blackwells Onshore I LLC, and certain others involved with the 2023 proxy solicitation (collectively “Blackwells/Related Parties”) and related litigation which began in December 2022. Under the Cooperation Agreement, all parties agreed to dismiss, with prejudice, any ongoing litigation.
As part of the Cooperation Agreement, the Company agreed to issue Common Stock to the Blackwells/Related Parties as a settlement fee and for consulting services. Under the Cooperation Agreement:
•The Company was required to issue 495,000 shares of Common Stock to the Blackwells/Related Parties as a settlement fee. As a result of these shares being issuable as of June 30, 2023, the Company recorded expense and an increase to additional paid-in capital of $4.9 million in the three and six months ended June 30, 2023. The expense is presented in the settlement costs line item of the consolidated statement of operations for the three and six months ended June 30, 2023. These shares were ultimately issued on July 11, 2023.
•The Company was required to issue 1,600,000 shares of Common Stock to the Blackwells/Related Parties for consulting services if the Merger was completed, which would have been reduced to a minimum of 533,333 shares of Common Stock if the Mergers were terminated. As a result, and in accordance with accounting rules, during the second quarter of 2023 the Company expensed the fair value of the minimum amount of shares that could have been issued in connection with the consulting services ($5.3 million for 533,333 shares) on a straight-line basis from the date that the Cooperation Agreement was signed (June 4, 2023) through September 30, 2023, the anticipated month of the closing of the Mergers. Accordingly, the Company recorded expense and an increase to additional paid-in capital of $1.3 million in the three and six months ended June 30, 2023. The expense is presented in the settlement costs line item of the consolidated statement of operations. The full amount of 1,600,000 shares of Common Stock were ultimately issued on September 12, 2023.
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
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of June 30, 2024 and December 31, 2023. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of June 30, 2024 and December 31, 2023. The Company had 4,695,887 shares of Series B Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023.
• As of December 31, 2023 and through February 26, 2024, the Company had classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value (“Series C Preferred Stock”). On February 26, 2024, the Company reclassified and redesignated each of the 100,000 shares of

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Series C Preferred Stock into 100,000 shares of unclassified and undesignated Preferred Stock. The Company has never had any shares of Series C Preferred Stock issued and outstanding.
•The Company has classified and designated 7,933,711 shares of its authorized Preferred Stock as authorized shares of Series D Preferred Stock, as of June 30, 2024. The Company had 7,933,711 shares of Series D Preferred Stock issued and outstanding as of June 30, 2024.
•The Company has classified and designated 4,595,175 shares of its authorized Preferred Stock as authorized shares of Series E Preferred Stock, as of June 30, 2024. The Company had 4,595,175 shares of Series E Preferred Stock issued and outstanding as of June 30, 2024.
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
•During the three and six months ended June 30, 2024 and 2023, the Company did not sell any shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program.
Dividends
Common Stock Dividends
On February 26, 2024, the Board approved a dividend policy that reduced the Company’s Common Stock dividend rate to an annual rate of $1.10 per share, or $0.275 per share on a quarterly basis. The new Common Stock dividend rate became effective with the Common Stock Dividend declared and paid in April 2024. The reduction of the dividend rate is expected to yield benefits to the Company, including increasing the amount of cash that may be used to lower leverage.
In connection with the Mergers, in October 2023, the Board approved an annual dividend rate of $1.42 per share, or $0.354 per share on a quarterly basis. The first dividend paid at this rate occurred on October 16, 2023 and, accordingly, during the three months ended March 31, 2024, the Company paid dividends at this rate as well. During the first, second and third quarters of 2023, the Company paid dividends on its Common Stock at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis.
Dividends authorized by the Board and declared by the Company are paid on a quarterly basis in arrears during the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. The Board may alter the amounts of dividends paid or suspend dividend payments at any time prior to declaration and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on Class A Units and GNL LTIP Units as dividends. In addition, see Note 6 — Revolving Credit Facility for additional information on the restrictions on the payment of dividends and other distributions imposed by the Revolving Credit Facility.
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
June 30, 2024
(Unaudited)
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
Note 11 — Commitments and Contingencies
Lessee Arrangements
As of June 30, 2024, the Company leases land under 17 ground leases associated with certain properties and also has two operating leases for office space. The aggregate durations for the ground leases and operating leases range from 6 to 120 years years as of June 30, 2024. The Company did not enter into any new ground or operating leases during the first six months of 2024.
As of June 30, 2024 and December 31, 2023, the Company’s balance sheets include ROU assets of $76.7 million and $77.0 million, respectively, and operating lease liabilities of $49.6 million and $48.4 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
As of June 30, 2024, the Company’s ground leases and operating leases have a weighted-average remaining lease term of approximately 25.2 years and a weighted-average discount rate of 6.11%. For the three and six months ended June 30, 2024, the Company paid cash of approximately $0.9 million and $1.7 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $0.7 million, respectively, on a straight-line basis in accordance with the standard.
For the three and six months ended June 30, 2023, the Company paid cash of approximately $0.3 million and $0.7 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $0.7 million, respectively, on a straight-line basis in accordance with the standard.
The following table reflects the base cash rental payments due from the Company as of June 30, 2024:

(In thousands)	Future Base Rent Payments (1)
2024 (remainder)	$2,124
2025	3,800
2026	3,943
2027	4,025
2028	4,051
Thereafter	79,777
Total minimum lease payments (2)	97,720
Less: Effects of discounting	(48,145)
Total present value of lease payments	$49,575
________
(1)Assumes exchange rates of £1.00 to $1.26 for GBP and €1.00 to $1.07 for EUR as of June 30, 2024 for illustrative purposes, as applicable.
(2)Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground rent for this property is prepaid through 2050.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2024, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The Company was required to pay the former Advisor Incentive Compensation (as defined in the Advisory Agreement), generally payable in quarterly installments 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions). The former Advisor did not earn any Incentive Compensation during the three and six months ended June 30, 2023.
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
Professional Fees and Other Reimbursements
Prior to the Internalization Merger, the Company reimbursed the former Advisor or its affiliates for expenses paid or incurred by the former Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that were specifically the responsibility of the former Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the former Advisor and its affiliates (including the Company’s executive officers) who provide services to the Company under the Advisory Agreement, the former Advisor’s rent and general overhead expenses, the former Advisor’s travel expenses (subject to certain exceptions), professional services fees incurred with respect to the former Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses. In addition, these reimbursements were subject to the limitation that the Company will not reimburse the former Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount was otherwise approved by the Board. The amount of expenses reimbursable for the three and six months ended June 30, 2023 did not exceed these limits.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The following table reflects related party fees incurred during the three and six months ended June 30, 2023:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
(In thousands)	Incurred	Incurred
Fees (1):
Asset management fees (2)	$8,145	$16,289
Property management fees	1,965	3,922
Total related party operational fees and reimbursements	$10,110	$20,211
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively, which are recorded within general and administrative expenses in the consolidated statements of operations and are not reflected in the table above.
(2)The former Advisor, in accordance with the Advisory Agreement, received asset management fees in cash each quarter equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $3.6 million and $7.3 million for the three and six months ended June 30, 2023, respectively.
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
RSUs
RSUs were historically awarded under the 2021 Equity Plan, and have been and may continue to be awarded under the Individual Plan, following the Internalization Merger. Historically, prior to the third quarter of 2023, the Company granted RSUs to its Board members on an annual basis. In November 2023, the Company began granting RSUs to employees, including executives.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The following table reflects the activity of RSUs outstanding for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2023	535,768	$9.09
Vested	(36,108)	10.77
Granted	642,152	7.52
Forfeitures	(18,960)	8.23
Unvested, June 30, 2024	1,122,852	8.15

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2022	47,723	$15.82
Vested	(28,439)	15.56
Granted	30,252	10.33
Unvested, June 30, 2023	49,536	12.62
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
The following table reflects the activity of Restricted Shares outstanding for the periods presented that impacted the Company:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2023	565,620	$12.14
Vested	(161,619)	13.29
Granted	—	—
Forfeitures	(41,716)	10.95
Unvested, June 30, 2024	362,285	11.76

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2022	359,840	$17.16
Vested	(88,575)	17.42
Granted	265,075	10.52
Forfeitures	—	—
Unvested, June 30, 2023	536,340	13.84

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
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
Compensation Expense
The combined compensation expense for RSUs, Restricted Shares and PSUs was $2.3 million and $4.3 million for the three and six months ended June 30, 2024, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2023, respectively, which did not include PSUs. Compensation expense for these equity instruments is recorded as equity-based compensation in the accompanying consolidated statements of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
As of June 30, 2024, the Company had $7.8 million of unrecognized compensation cost related to RSUs granted, which is expected to be recognized over a weighted-average period of 2.2 years. As of June 30, 2024, the Company had $4.4 million of unrecognized compensation cost related to Restricted Share awards granted, which is expected to be recognized over a period of 2.9 years. As of June 30, 2024, the Company had $4.1 million unrecognized compensation cost related to PSUs granted, which is expected to be recognized over a period of 2.3 years.
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
Compensation Expense - 2021 OPP
During the three and six months ended June 30, 2023, the Company recorded total compensation expense related to the LTIP Units of $2.2 million and $4.5 million, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Net loss attributable to common stockholders	$(46,600)	$(31,357)	$(81,287)	$(37,346)
Adjustments to net loss attributable to common stockholders for common share equivalents	(168)	(238)	(402)	(477)
Adjusted net loss attributable to common stockholders	$(46,768)	$(31,595)	$(81,689)	$(37,823)

Weighted average common shares outstanding — Basic and Diluted	230,380,574	104,148,850	230,350,148	103,966,910
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.20)	$(0.30)	$(0.35)	$(0.36)
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
The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (see Note 13 — Equity-Based Compensation for additional information on all of the common share equivalents listed in the table below):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unvested RSUs (1)	1,065,245	22,089	843,200	34,481
Unvested Restricted Shares (2)	452,343	352,333	507,034	356,066
Unvested PSUs (3)	1,288,072	—	1,288,072	—
Class A Units (4)	115,857	—	115,857	—
GNL LTIP Units (5)	—	2,500,000	—	2,500,000
Total common share equivalents excluded from EPS calculation	2,921,517	2,874,422	2,754,163	2,890,547
(1) There were 1,122,852 and 49,536 unvested RSUs issued and outstanding as of June 30, 2024 and 2023, respectively.
(2) There were 362,285 and 536,340 unvested Restricted Shares issued and outstanding as of June 30, 2024 and 2023, respectively.
(3) There were 1,288,072 PSUs outstanding as of June 30, 2024 and none outstanding as of June 30, 2023.
(4) There were 115,857 Class A Units outstanding as of June 30, 2024 and none outstanding as of June 30, 2023.
(5) The performance period under the 2021 OPP was accelerated and ended on September 11, 2023 and 883,750 GNL LTIP Units became earned and vested and Common Stock was issued for the vested GNL LTIP Units. As a result, there were no GNL LTIP Units issued and outstanding under the 2021 OPP as of June 30, 2024 and there were 2,500,000 GNL LTIP Units issued and outstanding under the 2021 OPP as of June 30, 2023.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
•No PSU share equivalents were included in the computation for the three and six months ended June 30, 2024 since their impact was anti-dilutive, and none were included for the three and six months ended June 30, 2023 since they hadn’t been issued yet.
•No GNL LTIP Unit share equivalents were included in the computation for the three and six months ended June 30, 2024 since the performance period ended on September 11, 2023 and they were not included in three and six months ended June 30, 2023 since their impact was anti-dilutive.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The following table provides operating financial information for the Company’s four reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Industrial & Distribution:
Revenue from tenants	$61,436	$51,288	$123,431	$104,112
Property operating expense	4,952	3,255	9,632	6,615
Net Operating Income	$56,484	$48,033	$113,799	$97,497

Multi-Tenant Retail:
Revenue from tenants	$66,966	$—	$133,768	$—
Property operating expense	22,562	—	45,469	—
Net Operating Income	$44,404	$—	$88,299	$—

Single-Tenant Retail:
Revenue from tenants	$38,948	$4,522	$79,734	$8,259
Property operating expense	3,776	168	8,545	316
Net Operating Income	$35,172	$4,354	$71,189	$7,943

Office:
Revenue from tenants	$35,936	$40,034	$72,398	$77,805
Property operating expense	4,243	5,610	9,717	10,248
Net Operating Income	$31,693	$34,424	$62,681	$67,557

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segment's revenue from tenants to consolidated revenue from tenants and the total reportable segment’s net operating income to consolidated net (loss) income before taxes and consolidated net (loss) income attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Revenue From Tenants:
Industrial & Distribution	$61,436	$51,288	$123,431	$104,112
Multi-Tenant Retail	66,966	—	133,768	—
Single-Tenant Retail	38,948	4,522	79,734	8,259
Office	35,936	40,034	72,398	77,805
Total Consolidated Revenue From Tenants	$203,286	$95,844	$409,331	$190,176

Net (loss) income before income tax and net (loss) income attributable to common stockholders:
Net Operating Income:
Industrial & Distribution	$56,484	$48,033	$113,799	$97,497
Multi-Tenant Retail	44,404	—	88,299	—
Single-Tenant Retail	35,172	4,354	71,189	7,943
Office	31,693	34,424	62,681	67,557
Total net operating income	167,753	86,811	335,968	172,997
Operating fees to related parties	—	(10,110)	—	(20,211)
Impairment charges	(27,402)	—	(31,729)	—
Merger, transaction and other costs	(1,572)	(6,279)	(2,333)	(6,378)
Settlement costs	—	(15,084)	—	(15,084)
General and administrative	(15,196)	(10,683)	(31,373)	(16,343)
Equity-based compensation	(2,340)	(2,870)	(4,313)	(5,795)
Depreciation and amortization	(89,493)	(37,297)	(181,493)	(74,326)
Gain on dispositions of real estate investments	34,102	—	39,969	—
Interest expense	(89,815)	(27,710)	(172,568)	(54,675)
Loss on extinguishment of debt	(13,090)	(404)	(13,148)	(404)
Gain (loss) on derivative instruments	530	(774)	2,118	(2,430)
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	300	—	1,332	—
Other income	309	1,650	293	1,716
Net loss before income tax	(35,914)	(22,750)	(57,277)	(20,933)
Income tax expense	250	(3,508)	(2,138)	(6,215)
Net loss	(35,664)	(26,258)	(59,415)	(27,148)
Preferred stock dividends	(10,936)	(5,099)	(21,872)	(10,198)
Net loss attributable to common stockholders	$(46,600)	$(31,357)	$(81,287)	$(37,346)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The following table reconciles real estate investments, net by segment to consolidated total assets as of the periods presented:

(In thousands)	June 30, 2024	December 31, 2023
Investments in real estate, net:
Industrial & Distribution	$2,251,817	$2,479,804
Multi-tenant retail	2,074,842	2,174,064
Single-tenant retail	1,578,231	1,687,733
Office	1,173,501	1,230,719
Total investments in real estate, net	7,078,391	7,572,320
Assets held for sale	4,254	3,188
Cash and cash equivalents	122,181	121,566
Restricted cash	50,312	40,833
Derivative assets, at fair value	11,342	10,615
Unbilled straight line rent	92,443	84,254
Operating lease right-of-use asset	76,743	77,008
Prepaid expenses and other assets	109,631	121,997
Deferred tax assets	4,786	4,808
Goodwill and other intangible assets, net	50,020	46,976
Deferred financing costs, net	12,610	15,412
Total assets	$7,612,713	$8,098,977

Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Dispositions
The Company disposed of four properties subsequent to June 30, 2024 for an aggregate price of approximately $50.0 million.

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
As of June 30, 2024, we owned 1,242 properties consisting of 64.3 million rentable square feet, which were 94% leased, with a weighted-average remaining lease term of 6.5 years. Based on the percentage of annualized rental income on a straight-line basis as of June 30, 2024, approximately 80% of our properties were located in the U.S. and Canada and approximately 20% were located in Europe. In addition, as of June 30, 2024, our portfolio was comprised of 31% Industrial & Distribution properties, 28% Multi-Tenant retail properties, 21% Single Tenant retail properties and 20% Office properties. These represent our four reportable segments and the percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of June 30, 2024. The straight-line rent includes amounts for tenant concessions.
Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 58.8% of our rental income on an annualized straight-line basis for leases in place as of June 30, 2024 was derived from Investment Grade rated tenants, comprised of 31.9% leased to tenants with an actual investment grade rating and 26.9% leased to tenants with an implied investment grade rating. For our purposes, “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of June 30, 2024.
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
Properties
The following table represents a summary by segment of our portfolio of real estate properties as of June 30, 2024:

		Annualized Straight-Line Rent		Annualized Base Rent		Square Feet
Segment	Number of Properties	Amount	%	Amount	%	Amount	%	Occupancy	Weighted-Average Remaining Lease Term (Years) (1)
		(In thousands)		(In thousands)		(In thousands)
Industrial & Distribution	207	$216,894	31%	$209,941	31%	32,086	50%	96%	7.1
Multi-Tenant Retail	107	199,639	28%	198,592	29%	16,051	25%	89%	5.4
Single-Tenant Retail	840	145,584	21%	134,538	19%	7,671	12%	97%	8.0
Office	88	140,760	20%	142,849	21%	8,527	13%	94%	4.6
Total	1,242	$702,877	100%	$685,920	100%	64,335	100%	94%	6.5
__________
(1) If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years is calculated based on square feet as of June 30, 2024.

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
Comparison of the Three Months Ended June 30, 2024 and 2023
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $46.6 million for the three months ended June 30, 2024, as compared to $31.4 million for the three months ended June 30, 2023. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Three Months Ended June 30,
(In thousands)	2024	2023
Revenue From Tenants:
Industrial & Distribution	$61,436	$51,288
Multi-Tenant Retail	66,966	—
Single-Tenant Retail	38,948	4,522
Office	35,936	40,034
Total Consolidated Revenue From Tenants	$203,286	$95,844
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $61.4 million and $51.3 million for the three months ended June 30, 2024 and 2023, respectively. The majority of the increase in revenue from tenants was driven by revenue of $8.1 million attributable to properties acquired from RTL on the Acquisition Date, the increase from a full quarterly period of revenue in 2024 from other properties acquired since January 1, 2023, with minimal impact from the year-over-year change in average exchange rates during the three months ended June 30, 2024, when compared to the same period last year.
Multi-Tenant Retail
Revenue from tenants in our Multi-Tenant Retail segment was $67.0 million for the three months ended June 30, 2024 and there was no corresponding revenue in the prior year period since the revenue is all attributable to properties acquired from RTL on the Acquisition Date.
Single-Tenant Retail
Revenue from tenants in our Single-Tenant Retail segment was $38.9 million and $4.5 million for the three months ended June 30, 2024 and 2023, respectively. The increase in the second quarter of 2024 was primarily due to revenue of $32.2 million attributable to properties acquired from RTL on the Acquisition Date, with minimal impact from the year-over-year change in average exchange rates during the three months ended June 30, 2024, when compared to the same period last year.

Office
Revenue from tenants in our Office segment was $35.9 million and $40.0 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in the second quarter of 2024 was primarily driven by lower overall revenue from properties owned in both periods and disposals, partially offset by revenue attributable to properties acquired from RTL on the Acquisition Date. The year-over-year change in foreign exchange rates had a minimal impact.
Property Operating Expenses
Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Three Months Ended June 30,
(In thousands)	2024	2023
Property Operating Expenses:
Industrial & Distribution	$4,952	$3,255
Multi-Tenant Retail	22,562	—
Single-Tenant Retail	3,776	168
Office	4,243	5,610
Total Consolidated Property Operating Expenses	$35,533	$9,033
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $5.0 million and $3.3 million for the three months ended June 30, 2024 and 2023, respectively. The increase was primarily due to the timing of our reimbursable costs as well as an increase resulting from properties acquired from RTL on the Acquisition Date, with minimal impact from the year-over-year change in average foreign exchange rates during the three months ended June 30, 2024, when compared to the same period last year.
Multi-Tenant Retail
Property operating expenses in our Multi-Tenant Retail were $22.6 million for the three months ended June 30, 2024 and there were no corresponding property operating expenses in the prior year period since the expenses are all attributable to properties acquired from RTL on the Acquisition Date.
Single-Tenant Retail
Property operating expenses in our Single-Tenant Retail were $3.8 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. The increase in the second quarter of 2024 was primarily due to an increase in property operating expenses of $3.1 million resulting from properties acquired from RTL on the Acquisition Date, with minimal impact from the year-over-year change in average foreign exchange rates during the three months ended June 30, 2024, when compared to the same period last year.
Office
Property operating expenses in our Office segment were $4.2 million and $5.6 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in the second quarter of 2024 was primarily due to the timing of our reimbursable costs, with minimal impact from the year-over-year change in average foreign exchange rates during the three months ended June 30, 2024, when compared to the same period last year.
Operating Fees to Related Parties
Due to the completion of the Internalization Merger (see below) there were no operating fees paid to related parties in the three months ended June 30, 2024. Operating fees paid to related parties were $10.1 million in the three months ended June 30, 2023. The decline in the quarter ended June 30, 2024 was primarily due to the closing of the Internalization Merger on the Acquisition Date. For additional information, see Note 12 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Impairment Charges
During the three months ended June 30, 2024, we determined that the fair values of six of our properties located in the U.S. (three of which were acquired in the REIT Merger) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, we recorded an impairment charge of approximately $27.4 million. The majority of the impairment charge in the second quarter of 2024 was due to legacy GNL properties. We did not record any impairment charges in the three months ended June 30, 2023.
Merger, Transaction and Other Costs
We recognized $1.6 million and $6.3 million of merger, transaction and other costs during the three months ended June 30, 2024 and 2023, respectively.
Settlement Costs
We recognized settlement costs in the three months ended June 30, 2023 of $15.1 million, which related to the cash reimbursement of approximately $8.8 million of expenses to the Blackwells Capital LLC (“Blackwells Capital”), an affiliate of Blackwells Onshore I LLC (“Blackwells Onshore” and, together with Blackwells Capital, “Blackwells”), and certain others involved with Blackwells proxy solicitation (collectively and, together with Blackwells, the “Blackwells/Related Parties”) and the noncash equity expense of approximately $6.3 million for Common Stock that was ultimately issued to the Blackwells/Related Parties under the Cooperation Agreement (as defined in Note 10 — Stockholders’ Equity).
General and Administrative Expenses
General and administrative expenses were $15.2 million and $10.7 million for the three months ended June 30, 2024 and 2023, respectively, primarily consisting of employee compensation/payroll expenses, professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The overall increase in general and administrative expenses was primarily due to the internalization of our management functions (as discussed above), such as employee compensation/payroll expenses.
Equity-Based Compensation
During the three months ended June 30, 2024 and 2023, we recognized equity-based compensation expense of $2.3 million and $2.9 million, respectively. Equity-based compensation in the quarter ended June 30, 2024 consisted of (i) amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the former Advisor or its affiliates who were involved in providing services to us prior to the Internalization; (ii) amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our employees (after the Internalization) and our independent directors and; (iii) amortization expense related to performance stock units (“PSUs”) which were issued in October of 2023. Equity-based compensation for the quarter ended June 30, 2023 included amortization expense for Restricted Shares, RSUs and expense related to our multi-year outperformance agreement entered into with the former Advisor in June 2021 (the “2021 OPP”), which expired on September 11, 2023. For additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $89.5 million and $37.3 million for the three months ended June 30, 2024 and 2023, respectively. The increase in the quarter ended June 30, 2024 as compared to the same quarter last year was due to additional depreciation and amortization expense recorded as a result of the impact of the REIT Merger. In addition, the increase was partially due to the impact of the year-over-year change in average foreign exchange rates during the three months ended June 30, 2024, when compared to the same period last year.
Gain on Dispositions of Real Estate Assets
During the three months ended June 30, 2024 we sold 36 properties, 34 of which were acquired in the REIT Merger, and recorded a net gain of $34.1 million during the three months ended June 30, 2024. During the three months ended June 30, 2023, we did not sell any properties.
Interest Expense
Interest expense was $89.8 million and $27.7 million for the three months ended June 30, 2024 and 2023, respectively. The increase was due to the increase in the net amount of our total gross debt outstanding to $5.1 billion as of June 30, 2024 from $2.5 billion as of June 30, 2023. The weighted-average effective interest rate of our total debt was 4.8% as of June 30, 2023 and 4.7% as of June 30, 2024. The increase in the net amount of our gross debt outstanding was primarily due to debt assumed in the REIT Merger and additional borrowings on our Revolving Credit Facility to pay off RTL’s former credit facility.
The increase in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the three months ended June 30, 2024, when compared to the same period last year. As of June 30, 2024, approximately 10.0% of our total debt outstanding was denominated in EUR, 9.0% of our total debt outstanding was denominated in GBP and 1.0%

was denominated in Canadian Dollars (“CAD”). As of June 30, 2023, approximately 22% of our total debt outstanding was denominated in EUR, 18% of our total debt outstanding was denominated in GBP and 1% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of June 30, 2024, approximately 47% of our total debt outstanding was secured and 53% was unsecured, the latter including amounts outstanding under our Revolving Credit Facility and Senior Notes. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates, the level of future borrowings, which will depend on refinancing needs and acquisition activity, and changes in currency exchange rates.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of $13.1 million in the quarter ended June 30, 2024 was primarily due to cash payments made upon repaying certain mortgage loans, primarily related to fee required to be paid upon repayment of the mortgage loan that encumbered our McLaren properties in the U.K. This mortgage loan was assumed as part of our acquisition of the McLaren properties in 2021 and included the fee noted above in the terms of the mortgage. The loss on extinguishment of debt was $0.4 million for the quarter ended June 30, 2023.
Gain (Loss) on Derivative Instruments
The gain of $0.5 million on derivative instruments for the three months ended June 30, 2024 and the loss of $0.8 million on derivative instruments for the three months ended June 30, 2023, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by exchange rate changes in the GBP and EUR compared to the USD. For the three months ended June 30, 2024, the gain on derivative instruments consisted of unrealized gains of $0.2 million and realized gains of $0.3 million. For the three months ended June 30, 2023, the loss on derivative instruments consisted of unrealized losses of $1.6 million and realized gains of $0.8 million. The overall gains (or losses) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included in AFFO (as defined below).
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
Unrealized Income on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We recorded income of $0.3 million on undesignated foreign currency advances and other hedge ineffectiveness during the quarter ended June 30, 2024, related to the accelerated reclassification of amounts in other comprehensive income to earnings. During the quarter ended June 30, 2023, we did not record any amounts due to currency changes on the undesignated excess foreign currency advances over the related net investments.
Income Tax Benefit (Expense)
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax benefit (expense) domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax benefit was $0.3 million and income tax expense was $3.5 million for the three months ended June 30, 2024 and 2023, respectively. The decrease was due to a tax benefit recorded in the second quarter of 2024 for previous tax years.
Preferred Stock Dividends
Preferred stock dividends were $10.9 million for the three months ended June 30, 2024 and $5.1 million for the three months ended June 30, 2023. The amounts in the three months ended March 31, 2024 represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock. The amounts in the three months ended March 31, 2023 represents the dividends that were attributable to holders of Series A Preferred Stock and holders of Series B Preferred Stock.
Comparison of the Six Months Ended June 30, 2024 and 2023
As more fully discussed in Note 1 — Organization to our consolidated financial statements included in this Quarterly Report on Form 10-Q, during the quarter ended September 30, 2023 we completed the Mergers which will affect comparable results from operations until the properties acquired have been held for all periods presented. As a result, comparisons of our period to period financial information as set forth herein may not be meaningful. The historical financial information included herein as of any date, or for any periods, prior to September 12, 2023, represents our financial information, prior to the Mergers, on a stand-alone basis.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $81.3 million for the six months ended June 30, 2024, as compared to net loss of $37.3 million for the six months ended June 30, 2023. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Six Months Ended June 30,
(In thousands)	2024	2023
Revenue From Tenants:
Industrial & Distribution	$123,431	$104,112
Multi-Tenant Retail	133,768	—
Single-Tenant Retail	79,734	8,259
Office	72,398	77,805
Total Consolidated Revenue From Tenants	$409,331	$190,176
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $123.4 million and $104.1 million for the six months ended June 30, 2024 and 2023, respectively. The increase in revenue from tenants was primarily driven by revenue of $16.2 million attributable to properties acquired from RTL on the Acquisition Date and the increase from a full period of revenue in 2024 from other properties acquired since January 1, 2023, as well as the impact from the year-over-year change in average foreign exchange rates during the six months ended June 30, 2024, when compared to the same period last year.
Multi-Tenant Retail
Revenue from tenants in our Multi-Tenant Retail segment was $133.8 million for the six months ended June 30, 2024 and there was no corresponding revenue in the prior year period since the revenue is all attributable to properties acquired from RTL on the Acquisition Date.
Single-Tenant Retail
Revenue from tenants in our Single-Tenant Retail segment was $79.7 million and $8.3 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily due to revenue of $68.3 million attributable to properties acquired from RTL on the Acquisition Date, as well as the impact from the year-over-year change in average foreign exchange rates during the six months ended June 30, 2024, when compared to the same period last year.
Office
Revenue from tenants in our Office segment was $72.4 million and $77.8 million for the six months ended June 30, 2024 and 2023, respectively. The decrease as presented in the table above was primarily driven by lower overall revenue from properties owned in both periods and disposals, partially offset by revenue attributable to properties acquired from RTL on the Acquisition Date, as well as the impact from the year-over-year change in foreign exchange rates during the six months ended June 30, 2024, when compared to the same period last year.

Property Operating Expenses
Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Six Months Ended June 30,
(In thousands)	2024	2023
Property Operating Expenses:
Industrial & Distribution	$9,632	$6,615
Multi-Tenant Retail	45,469	—
Single-Tenant Retail	8,545	316
Office	9,717	10,248
Total Consolidated Property Operating Expenses	$73,363	$17,179
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $9.6 million and $6.6 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily due to the timing of our reimbursable costs and the year-over-year change in average foreign exchange rates during the three months ended June 30, 2024, when compared to the same period last year.
Multi-Tenant Retail
Property operating expenses in our Multi-Tenant Retail were $45.5 million for the six months ended June 30, 2024 and there were no corresponding property operating expenses in the prior year period since the expenses are all attributable to properties acquired from RTL on the Acquisition Date.
Single-Tenant Retail
Property operating expenses in our Single-Tenant Retail were $8.5 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily due to an increase in property operating expenses of $7.3 million resulting from properties acquired from RTL on the Acquisition Date and a full period of property operating expenses from other properties acquired since January 1, 2023, as well as the impact of the year-over-year change in average foreign exchange rates, when compared to the same period last year.
Office
Property operating expenses in our Office segment were $9.7 million and $10.2 million for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to the timing of our reimbursable expenses, partially offset by an increase in property operating expenses resulting from properties acquired from RTL on the Acquisition Date and the year-over-year change in average foreign exchange rates, when compared to the same period last year.
Operating Fees to Related Parties
Due to the completion of the Internalization Merger (see below) there were no operating fees paid to related parties in the six months ended June 30, 2024. Operating fees paid to related parties were $20.2 million in the six months ended June 30, 2023. The decline in the quarter ended June 30, 2024 was primarily due to the closing of the Internalization Merger on the Acquisition Date. For additional information, see Note 12 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Impairment Charges
During the six months ended June 30, 2024, we determined that the fair values of 12 of our properties located in the U.S. (three of which were acquired in the REIT Merger) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, we recorded an impairment charge of approximately $31.7 million. The majority of the impairment charges in the first six months of 2024 were due to legacy GNL properties. We did not record any impairment charges in the six months ended June 30, 2023.

Merger, Transaction and Other Costs
We recognized $2.3 million and $6.4 million of merger, transaction and other costs during the six months ended June 30, 2024 and 2023, respectively. The decrease was due to higher advisory, legal and other professional costs incurred in the prior year period that were directly related to the Mergers.
Settlement Costs
We recognized settlement costs of $15.1 million which related to the cash reimbursement of approximately $8.8 million of expenses to the Blackwells/Related Parties and non-cash equity expense recorded in the six months ended June 30, 2023 of approximately $6.3 million for Common Stock that was ultimately issued to Blackwells under the Cooperation Agreement (as defined in Note 10 — Stockholders’ Equity to our consolidated financial statements in this Quarterly Report on Form 10-Q ).
General and Administrative Expenses
General and administrative expenses were $31.4 million and $16.3 million for the six months ended June 30, 2024 and 2023, respectively, and primarily consist of employee compensation/payroll expenses, professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The overall increase in general and administrative expenses was primarily due to the internalization of our management functions (as discussed above), such as employee compensation/payroll expenses and higher legal and other costs in the six months ended June 30, 2024.
Equity-Based Compensation
During the six months ended June 30, 2024 and 2023, we recognized equity-based compensation expense of $4.3 million and $5.8 million, respectively. Equity-based compensation in the six months ended June 30, 2024 consisted of (i) amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the former Advisor or its affiliates who were involved in providing services to us prior to the Internalization; (ii) amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our employees (after the Internalization) and our independent directors and; (iii) amortization expense related to performance stock units (“PSUs”) which were issued in October of 2023. Equity-based compensation for the six months ended June 30, 2023 included amortization expense for Restricted Shares, RSUs and expense related to our multi-year outperformance agreement entered into with the former Advisor in June 2021 (the “2021 OPP”), which expired on September 11, 2023. For additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $181.5 million and $74.3 million for the six months ended June 30, 2024 and 2023, respectively. The increase in the first six months of 2024 compared to the first six months of 2023 was due to additional depreciation and amortization expense recorded as a result of the impact of the REIT Merger and the year-over-year change in average foreign exchange rates during the six months ended June 30, 2024, when compared to the same period last year.
Gain (loss) on Dispositions of Real Estate Investments
During the six months ended June 30, 2024, we sold 55 properties, 51 which were acquired in the REIT Merger, and recorded a net gain of $40.0 million. During the six months ended June 30, 2023 we did not sell any properties.
Interest Expense
Interest expense was $172.6 million and $54.7 million for the six months ended June 30, 2024 and 2023, respectively. The increase was due to the increase in the net amount of our total gross debt outstanding of $2.5 billion as of June 30, 2023 to $5.1 billion as of June 30, 2024. The weighted-average effective interest rate of our total debt was 4.8% as of June 30, 2023 and 4.7% as of June 30, 2024. The increase in the net amount of our gross debt outstanding was primarily due to debt assumed in the REIT Merger and additional borrowings on our Revolving Credit Facility to pay off RTL’s former credit facility.
The increase in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the six months ended June 30, 2024, when compared to the same period last year. As of June 30, 2024, approximately 10.0% of our total debt outstanding was denominated in EUR, 9.0% of our total debt outstanding was denominated in GBP and 1.0% was denominated in CAD. As of June 30, 2023, approximately 22% of our total debt outstanding was denominated in EUR, 18% of our total debt outstanding was denominated in GBP and 1.0% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of June 30, 2024, approximately 47% of our total debt outstanding was secured and 53% was unsecured, including amounts outstanding under our Revolving Credit Facility and Senior Notes. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity.

Loss on Extinguishment of Debt
The loss on extinguishment of debt of $13.1 million for the six months ended June 30, 2024 and was primarily due to cash payments made upon repaying certain mortgage loans, primarily related to the fee required to be paid upon repayment of the mortgage loan that encumbered our McLaren properties in the U.K. This mortgage loan was assumed as part of our acquisition of the McLaren properties in 2021 and included the fee noted above in the terms of the mortgage. The loss on extinguishment of debt was $0.4 million for the six months ended June 30, 2023.
Gain (Loss) on Derivative Instruments
The gain on derivative instruments of $2.1 million and loss of $2.4 million for the six months ended June 30, 2024 and 2023, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD. For the six months ended June 30, 2024, the gain on derivative instruments consisted of unrealized gains of $1.5 million and realized gains of $0.6 million. For the six months ended June 30, 2023, the loss on derivative instruments consisted of unrealized losses of $4.3 million and realized gains of $1.9 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included in AFFO (as defined below).
We recorded a gain of $1.3 million on undesignated foreign currency advances and other hedge ineffectiveness, related to the accelerated reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur, for the six months ended June 30, 2024. We did not record any gains or losses on undesignated foreign currency advances and other hedge ineffectiveness for the six months ended June 30, 2023.
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
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $2.1 million and $6.2 million for the six months ended June 30, 2024 and 2023 respectively. The decrease was due to a tax benefit recorded in the second quarter of 2024 for previous tax years.
Preferred Stock Dividends
Preferred stock dividends were $21.9 million and $10.2 million for the six months ended June 30, 2024 and 2023, respectively. The amounts in the six months ended June 30, 2024 represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock. The amounts in the six months ended June 30, 2023 represent the dividends that are attributable to holders of Series A Preferred Stock and holders of Series B Preferred Stock.
Cash Flows from Operating Activities
The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services (prior to the internalization of our advisory and property management functions) and interest payments on outstanding borrowings.
During the six months ended June 30, 2024, net cash provided by operating activities was $162.5 million. Cash flows provided by operating activities during the six months ended June 30, 2024 reflect net loss of $59.4 million, adjusted for non-cash items of $266.9 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, bad debt expense, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other non-cash items). In addition, operating cash flow was impacted by lease incentive and commission payments of $0.5 million and a decrease of $4.5 million in working capital items due to a decrease in prepaid expenses and other assets of $9.8 million, a decrease in accounts payable and accrued expenses of $13.9 million and a decrease in prepaid rent of $0.5 million.

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
Cash Flows from Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2024 of $281.1 million consisted of net proceeds from dispositions of $299.6 million, partially offset by capital expenditures of $18.5 million.
Net cash used in investing activities during the six months ended June 30, 2023 of $92.5 million consisted of property acquisitions of $81.4 million and capital expenditures of $11.2 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $450.1 million during the six months ended June 30, 2024 was a result of net payments of principal on mortgage notes payable of $266.3 million, dividends paid to common stockholders of $145.2 million, dividends paid to holders of our Series A Preferred Stock of $6.2 million, dividends paid to holders of our Series B Preferred Stock of $4.0 million, dividends paid to holders of our Series D Preferred Stock of $7.4 million, dividends paid to holders of our Series E Preferred Stock of $4.2 million, payments for early extinguishment of debt charges of $13.1 million and cash paid for financing costs of $7.6 million. These cash outflows were partially offset by net proceeds from borrowings under our Revolving Credit Facility of $4.5 million.
Net cash provided by financing activities of $4.2 million during the six months ended June 30, 2023 was a result of net proceeds from borrowings under our Revolving Credit Facility of $356.0 million, partially offset by net payments of mortgage notes payable of $257.5 million (for additional information on Credit Facility activity, see the “Liquidity and Capital Resources” section below), dividends paid to common stockholders of $83.3 million, dividends paid to holders of our 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) of $6.2 million, dividends paid to holders of our 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”) of $4.0 million and distributions to non-controlling interest holders of $0.2 million.
Liquidity and Capital Resources
Our principal future needs for cash and cash equivalents include the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, repayment of certain debt obligations, which includes our continuing debt service obligations and dividends to holders of our Common Stock and Preferred Stock, as well as to any future class or series of preferred stock we may issue. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $122.2 million and $121.6 million, respectively. See discussion above for how our cash flows from various sources impacted our cash.
Management expects that cash generated from operations, supplemented by our existing cash will be sufficient to fund, in the near term and long term, the payment of quarterly dividends to our common stockholders and holders of our Preferred Stock, as well as anticipated capital expenditures. During the six months ended June 30, 2024, cash generated from operations covered 97% of our dividends paid. In addition, we plan on managing our leverage by using proceeds from strategic or opportunistic dispositions to reduce our debt pursuant to our previously announced 2024 strategic disposition plan, and we currently have entered into purchase and sale agreements (“PSAs”) and non-binding letters of intent (“LOIs”) totaling an aggregate of $356.5 million. The PSAs and LOIs are subject to conditions and there can be no assurance we will be able to complete these dispositions on their contemplated terms, or at all.
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
Acquisitions and Dispositions — Six Months Ended June 30, 2024
During the three and six months ended June 30, 2024, we sold 36 and 55 properties, respectively, 34 and 51 of which were acquired in the REIT Merger, respectively. The properties sold in the three and six months ended June 30, 2024 were sold for an aggregate contract price of $276.7 million and $321.4 million, respectively.
We did not acquire any properties during the three and six months ended June 30, 2024.
Acquisitions and Dispositions Subsequent to June 30, 2024 and Pending Transactions
Subsequent to June 30, 2024, we disposed of four properties for an aggregate price of $50.0 million. In addition, we have signed definitive PSAs to dispose of 18 properties for a contract purchase price of $226.8 million and we have signed non-binding LOIs to dispose of 86 properties for an aggregate sale price of $129.7 million.
Equity Offerings
Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which we may sell shares of Common Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Common Stock ATM Program having an aggregate offering amount of up to $285.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $500.0 million ($285.0 million was sold under our previous registration statement). During the three months ended June 30, 2024, we did not sell any shares of Common Stock through the Common Stock ATM Program.
Preferred Stock
We have an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may sell shares of Series B Preferred Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Series B Preferred Stock ATM Program having an aggregate offering amount of up to $170.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $200.0 million. During the three months ended June 30, 2024, we did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Borrowings
As of June 30, 2024 and December 31, 2023, we had total gross debt outstanding of $5.1 billion, and $5.4 million, respectively, bearing interest at weighted-average interest rates per annum equal to 4.7% and 4.8%, respectively.
As of June 30, 2024, 90% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 4.5% per annum. As of June 30, 2024, 10% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 6.9% per annum. The total gross carrying value of unencumbered assets as of June 30, 2024 was $4.94 billion, of which approximately $4.93 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not currently available to serve as collateral for future borrowings.
Our debt leverage ratio was 63.7% and 65.0% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the weighted-average maturity of our indebtedness was 3.3 years. We believe we have the ability to service our debt obligations as they come due.
As noted above, we plan on managing our leverage by using proceeds from strategic or opportunistic dispositions to reduce our debt, and we currently have entered into PSAs and LOIs totaling an aggregate of $356.5 million.
Senior Notes
In connection with the REIT Merger, we assumed and became a guarantor under RTL’s $500.0 million aggregate principal, 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”), pursuant to a supplemental indenture governing the 4.50% Senior

Notes. Both the 4.50% Senior Notes and the 3.75% Senior Notes do not require any principal payments prior to maturity. As of June 30, 2024, the carrying amount of the outstanding Senior Notes on our balance sheets totaled $895.8 million which is net of $104.2 million of deferred financing costs and discounts, and as of December 31, 2023 the carrying amount of the outstanding Senior Notes on our balance sheets totaled $886.0 million, which is net of $114.0 million of deferred financing costs. See Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Senior Notes and related covenants.
Mortgage Notes Payable
As of June 30, 2024 and December 31, 2023, we had secured mortgage notes payable of $2.3 billion and $2.5 billion, respectively, net of mortgage discounts and deferred financing costs. All of our current mortgage loans require payment of interest-only with the principal due at maturity. We have $0.6 million of principal payments due on our mortgages during the remainder of 2024. Other significant activity related to our mortgage notes payable was as follows (see Note 5 — Mortgage Notes Payable, Net for additional information):
•In April 2024, we repaid our mortgage loan that encumbered our McLaren properties in the United Kingdom, which had a balance of $127.5 million as of March 31, 2024, using borrowings under the GBP portion of our Revolving Credit Facility.
•On April 5, 2024, we entered into a commercial mortgage-backed security Loan Agreement (“CMBS Loan II”) with (i) Bank of Montreal, (ii) Société Générale Financial Corporation, (iii) Barclays Capital Real Estate Inc. and (iv) KeyBank National Association (each individually, a “Lender,” and collectively, the “Lenders”), in the aggregate amount of $237.0 million. CMBS Loan II is secured by, among other things, first priority mortgages on 20 industrial properties that we own across the United States. CMBS Loan II has a 5-year term, is interest-only (payable monthly) at a fixed rate of 5.74% per year and matures on April 6, 2029. CMBS Loan II contains certain covenants, including, certain obligations to reserve funds and requires us to maintain a net worth of $150.0 million and liquid assets having a market value of at least $10.0 million. We used the net proceeds to pay down draws on the USD portion of the Revolving Credit Facility (as noted below).
•In June 2024, we repaid our mortgage loan that encumbered our properties in The Netherlands and Luxembourg, which had a balance of $116.3 million as of March 31, 2024, using borrowings under the EUR portion of our Revolving Credit Facility.
•In June 2024, we repaid approximately $139.0 million of our Column Financial Mortgage Notes using net proceeds from the disposition of certain properties.
Credit Facility
As of both June 30, 2024 and December 31, 2023, outstanding borrowings under our Revolving Credit Facility were $1.7 billion. During the six months ended June 30, 2024, we made net additional borrowings of $4.5 million on the Revolving Credit Facility. As of June 30, 2024, approximately $98.1 million was available for future borrowings under the Revolving Credit Facility.
In April 2024, we completed the CMBS Loan II financing and used the net proceeds to pay down draws on the USD portion of the Revolving Credit Facility. Also in April 2024, we repaid our mortgage loan that encumbered its McLaren properties in the United Kingdom (as noted above) using borrowings under the GBP portion of the Revolving Credit Facility.
The Credit Agreement requires payments of interest only prior to maturity. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of us and our subsidiaries plus either (i) the Base Rate (as defined in the Credit Agreement) or (ii) the applicable Benchmark Rate (as defined in the Credit Facility) for the currency being borrowed. The applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. These spreads reflect a reduction from the previous spreads. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, (i) if we achieve an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on our credit rating, and (ii) the “floor” on the applicable Benchmark is 0%. As of June 30, 2024, the Revolving Credit Facility had a weighted-average effective interest rate of 5.4% after giving effect to interest rate swaps in place.
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
Covenants
As of June 30, 2024, we were in compliance with the covenants under the Indenture governing the 3.75% Senior Notes, the indenture governing the 4.50% Senior Notes and the Credit Agreement (see Note 6 — Revolving Credit Facility and Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Revolving Credit Facility and Senior Notes and the related covenants).
As of June 30, 2024, we were in compliance with all property-level debt covenants with the exception of four property-level debt instruments. For those four property-level debt instruments, we either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under our Revolving Credit Facility. While the restricted cash cannot not be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on our ability to operate the impacted assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net loss attributable to common stockholders (in accordance with GAAP)	$(46,600)	$(31,357)	$(81,287)	$(37,346)
Impairment charges	27,402	—	31,729	—
Depreciation and amortization	89,493	37,297	181,493	74,326
Gain on dispositions of real estate investments	(34,102)	—	(39,969)	—
FFO (as defined by NAREIT) attributable to common stockholders	36,193	5,940	91,966	36,980
Merger, transaction and other costs (1)	1,572	6,279	2,333	6,378
Settlement costs (2)	—	15,084	—	15,084
Loss on extinguishment of debt	13,090	404	13,148	404
Core FFO attributable to common stockholders	50,855	27,707	107,447	58,846
Non-cash equity-based compensation	2,340	2,870	4,313	5,795
Non-cash portion of interest expense	2,580	2,083	4,974	4,168
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	1,901	1,297	4,126	2,252
Straight-line rent	(5,349)	(1,786)	(9,911)	(3,674)
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness	(300)	—	(1,332)	—
Eliminate unrealized (gains) losses on foreign currency transactions (3)	(230)	1,631	(1,489)	4,278
Amortization of discounts on mortgages and senior notes	24,080	237	39,418	464
Expenses attributable to 2023 proxy contest and related litigation (4)	—	7,371	—	9,087
Expenses attributable to European tax restructuring (5)	16	—	485	—
Transition costs related to the Merger and Internalization (6)	995	—	3,821	—
Forfeited disposition deposit (7)	(196)	—	(196)	—
AFFO attributable to common stockholders	$76,692	$41,410	$151,656	$81,216

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$36,193	$5,940	$91,966	$36,980
Core FFO attributable to common stockholders	$50,855	$27,707	$107,447	$58,846
AFFO attributable to common stockholders	$76,692	$41,410	$151,656	$81,216
_________
(1)For the three and six months ended June 30, 2024 and 2023, these costs primarily consist of advisory, legal and other professional costs that were directly related to the REIT Merger and Internalization Merger.
(2)In the three and six months ended June 30, 2023, we recognized these settlement costs which include one-half of the reasonable, documented, out-of pocket expenses (including legal fees) incurred by the Blackwells/Related Parties in connection with the proxy contest and related litigation as well as expense for Common Stock that was ultimately issued to the Blackwells/Related Parties.
(3)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended June 30, 2024, the gain on derivative instruments was $0.5 million, which consisted of unrealized gains of $0.2 million and realized gains of $0.3 million. For the six months ended June 30, 2024, the gain on derivative instruments was $2.1 million, which consisted of unrealized gains of $1.5 million and realized gains of $0.6 million. For the three months ended June 30, 2023, the loss on derivative instruments was $0.8 million, which consisted of unrealized losses of $1.6 million and realized gains of $0.8 million. For the six months ended June 30, 2023, the loss on derivative instruments was $2.4 million, which consisted of unrealized losses of $4.3 million and realized gains of $1.9 million.
(4)Amounts relate to general and administrative expenses incurred for the Company’s 2023 proxy contest and related Blackwells/Related Parties litigation (as described herein). The Company does not consider these expenses to be part of its normal operating performance and has, accordingly, increased its AFFO for these amounts.
(5)Amounts relate to costs incurred related to the tax restructuring of our European entities. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for these amounts.
(6)Amounts include costs related to (i) compensation incurred for our former Co-Chief Executive Officer who retired effective March 31, 2024; (ii) a transition service agreement with the former Advisor; and (iii) insurance premiums related to expiring directors and officers insurance of former RTL directors. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for this amount.
(7)Represents a forfeited deposit from a potential buyer of one of our properties, which is recorded in other income in our consolidated statement of operations. We do not consider this income to be part of our normal operating performance and have, accordingly, decreased AFFO for this amount.

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
On February 26, 2024, the Board approved a dividend policy that reduced our Common Stock dividend rate to an annual rate of $1.10 per share, or $0.275 per share on a quarterly basis. The new Common Stock dividend rate became effective with the Common Stock Dividend declared and paid in April 2024. The reduction of the dividend rate is expected to yield benefits to us, including increasing the amount of cash that may be used to lower leverage.
During each of the three months ended March 31, 2024 and December 31, 2023, we paid dividends on our Common Stock at an annual rate of $1.42 per share, or $0.354 per share on a quarterly basis. During the first, second and third quarters of 2023, we paid dividends on our Common Stock at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis.
Dividends authorized by the Board and declared by us are paid on a quarterly basis in arrears during the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. Dividends accrue on our preferred stock as follows:
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

	Three Months Ended				Six Months Ended June 30, 2024
	March 31, 2024		June 30, 2024
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$81,733		$63,483		$145,216
Dividends to holders of Series A Preferred Stock	3,081		3,081		6,162
Dividends to holders of Series B Preferred Stock	2,018		2,018		4,036
Dividends to holders of Series D Preferred Stock	3,718		3,720		7,438
Dividends to holders of Series E Preferred Stock	2,118		2,118		4,236
Distributions to holders of Class A Units	41		32		73
Total dividends and distributions	$92,709		$74,452		$167,161

Source of dividend and distribution coverage:
Cash flows provided by operations	$92,186	99.4%	$70,359	94.5%	$162,545	97.2%
Available cash on hand	523	0.6%	4,093	5.5%	4,616	2.8%
Total sources of dividend and distribution coverage	$92,709	100.0%	$74,452	100.0%	$167,161	100.0%

Cash flows provided by operations (GAAP basis)	$92,186		$70,359		$162,545

Net loss attributable to common stockholders (in accordance with GAAP)	$(34,687)		$(11,913)		$(46,600)
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

Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of June 30, 2024, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.0%. To help mitigate the adverse impact of inflation, approximately 78.8% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due under these leases over time by an average cumulative increase of 1.3% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of June 30, 2024, based on straight-line rent, approximately 60.2%, are fixed-rate with increases averaging 1.7%, 14.3% are based on the Consumer Price Index, subject to certain caps, 4.3% are based on other measures, and 21.2% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2024. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1	Loan Agreement, dated as of April 5, 2024, among the borrower entities party thereto, Bank of Montreal, Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on April 10, 2024).
10.2	Guaranty Agreement, as of April 5, 2024, by Global Net Lease. Operating Partnership, L.P. in favor of Bank of Montreal, Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on April 10, 2024).
10.3	Environmental Indemnity Agreement, dated as of April 5, 2024, by Global Net Lease Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Bank of Montreal, Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on April 10, 2024).
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Dated: August 7, 2024