Form 10-Q
period 2024-09-30
Global Net Lease, Inc.
filed 2024-11-06
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 4, 2024, the registrant had 230,633,265 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Real estate investments, at cost (Note 4):
Land	$1,268,106	$1,430,607
Buildings, fixtures and improvements	5,505,148	5,842,314
Construction in progress	5,504	23,242
Acquired intangible lease assets	1,128,991	1,359,981
Total real estate investments, at cost	7,907,749	8,656,144
Less accumulated depreciation and amortization	(1,138,714)	(1,083,824)
Total real estate investments, net	6,769,035	7,572,320
Assets held for sale	9,391	3,188
Cash and cash equivalents	127,249	121,566
Restricted cash	53,526	40,833
Derivative assets, at fair value (Note 9)	1,114	10,615
Unbilled straight-line rent	98,914	84,254
Operating lease right-of-use asset (Note 11)	78,278	77,008
Prepaid expenses and other assets	130,077	121,997
Deferred tax assets	4,822	4,808
Goodwill	52,255	46,976
Deferred financing costs, net	11,209	15,412
Total Assets	$7,335,870	$8,098,977

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 5)	$2,273,464	$2,517,868
Revolving credit facility (Note 6)	1,583,936	1,744,182
Senior notes, net (Note 7)	900,905	886,045
Acquired intangible lease liabilities, net	80,125	95,810
Derivative liabilities, at fair value (Note 9)	18,656	5,145
Accounts payable and accrued expenses	90,653	99,014
Operating lease liability (Note 11)	50,126	48,369
Prepaid rent	44,821	46,213
Deferred tax liability	6,152	6,009
Dividends payable	11,830	11,173
Total Liabilities	5,060,668	5,459,828
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity (Note 10):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of September 30, 2024 and December 31, 2023	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 shares issued and outstanding as of September 30, 2024 and December 31, 2023	47	47
7.500% Series D cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 7,933,711 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023	79	79
7.375% Series E cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 4,595,175 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023	46	46
Common Stock, $0.01 par value, 250,000,000 shares authorized, 230,818,198 and 230,885,197 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3,638	3,639
Additional paid-in capital	4,354,823	4,350,112
Accumulated other comprehensive loss	(16,751)	(14,096)
Accumulated deficit	(2,069,400)	(1,702,143)
Total Stockholders’ Equity	2,272,550	2,637,752
Non-controlling interest	2,652	1,397
Total Equity	2,275,202	2,639,149
Total Liabilities and Equity	$7,335,870	$8,098,977
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from tenants	$196,564	$118,168	$605,895	$308,344

Expenses:
Property operating	33,515	13,623	106,878	30,802
Operating fees to related parties	—	8,652	—	28,863
Impairment charges	38,583	65,706	70,312	65,706
Merger, transaction and other costs	1,901	43,765	4,234	50,143
Settlement costs	—	14,643	—	29,727
General and administrative	12,598	6,977	43,971	23,320
Equity-based compensation	2,309	10,444	6,622	16,239
Depreciation and amortization	85,430	49,232	266,923	123,558
Total expenses	174,336	213,042	498,940	368,358
Operating income (loss) before gain on dispositions of real estate investments	22,228	(94,874)	106,955	(60,014)
(Loss) gain on dispositions of real estate investments	(4,280)	(684)	35,689	(684)
Operating income (loss)	17,948	(95,558)	142,644	(60,698)
Other income (expense):
Interest expense	(77,130)	(41,161)	(249,698)	(95,836)
Loss on extinguishment of debt	(317)	—	(13,465)	(404)
(Loss) gain on derivative instruments	(4,742)	3,217	(2,624)	787
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness	—	—	1,332	—
Other (expense) income	(49)	119	244	1,835
Total other expense, net	(82,238)	(37,825)	(264,211)	(93,618)
Net loss before income tax	(64,290)	(133,383)	(121,567)	(154,316)
Income tax expense	(1,345)	(2,801)	(3,483)	(9,016)
Net loss	(65,635)	(136,184)	(125,050)	(163,332)
Preferred stock dividends	(10,936)	(6,304)	(32,808)	(16,502)
Net loss attributable to common stockholders	$(76,571)	$(142,488)	$(157,858)	$(179,834)

Basic and Diluted Loss Per Share:
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.33)	$(1.11)	$(0.69)	$(1.62)
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic and Diluted	230,463,241	130,824,684	230,388,121	113,017,882

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(65,635)	$(136,184)	$(125,050)	$(163,332)

Other comprehensive income (loss)
Cumulative translation adjustment	12,571	(11,260)	14,069	6,072
Designated derivatives, fair value adjustments	(22,489)	(935)	(16,724)	(7,821)
Other comprehensive loss	(9,918)	(12,195)	(2,655)	(1,749)

Comprehensive loss	(75,553)	(148,379)	(127,705)	(165,081)

Preferred Stock dividends	(10,936)	(6,304)	(32,808)	(16,502)

Comprehensive loss attributable to common stockholders	$(86,489)	$(154,683)	$(160,513)	$(181,583)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2023	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,885,197	$3,639	$4,350,112	$(14,096)	$(1,702,143)	$2,637,752	$1,397	$2,639,149
Dividends declared:
Common Stock, $0.95 per share	—	—	—	—	—	—	—	—	—	—	—	—	(209,399)	(209,399)	—	(209,399)
Series A Preferred Stock, $1.35 per share	—	—	—	—	—	—	—	—	—	—	—	—	(9,243)	(9,243)	—	(9,243)
Series B Preferred Stock, $1.29 per share	—	—	—	—	—	—	—	—	—	—	—	—	(6,054)	(6,054)	—	(6,054)
Series D Preferred Stock, $1.41 per share	—	—	—	—	—	—	—	—	—	—	—	—	(11,157)	(11,157)	—	(11,157)
Series E Preferred Stock, $1.38 per share	—	—	—	—	—	—	—	—	—	—	—	—	(6,354)	(6,354)	—	(6,354)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	2,906	—	5,262	—	—	5,262	1,360	6,622
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(69,905)	(1)	(551)	—	—	(552)	—	(552)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(105)	(105)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(125,050)	(125,050)	—	(125,050)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	14,069	—	14,069	—	14,069
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	(16,724)	—	(16,724)	—	(16,724)
Balance, September 30, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,818,198	$3,638	$4,354,823	$(16,751)	$(2,069,400)	$2,272,550	$2,652	$2,275,202

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, June 30, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,805,375	$3,638	$4,353,095	$(6,833)	$(1,929,107)	$2,421,033	$2,231	$2,423,264
Dividends declared:
Common Stock, $0.275 per share	—	—	—	—	—	—	—	—	—	—	—	—	(63,722)	(63,722)	—	(63,722)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)	—	(2,018)
Series D Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,719)	(3,719)	—	(3,719)
Series E Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	19,381	—	1,856	—	—	1,856	453	2,309
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(6,558)	—	(128)	—	—	(128)	—	(128)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(65,635)	(65,635)	—	(65,635)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	12,571	—	12,571	—	12,571
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	(22,489)	—	(22,489)	—	(22,489)
Balance, September 30, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,818,198	$3,638	$4,354,823	$(16,751)	$(2,069,400)	$2,272,550	$2,652	$2,275,202

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2023
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2022	6,799,467	$68	4,695,887	$47	—	$—	—	$—	104,141,899	$2,371	$2,683,169	$1,147	$(1,247,781)	$1,439,021	$14,898	$1,453,919
Settlement and consulting costs paid with Common Stock (Note 10)	—	—	—	—	—	—	—	—	2,140,579	21	21,873	—	—	21,894	—	21,894
Common stock issued for earned and vested GNL LTIP Units	—	—	—	—	—	—	—	—	883,750	9	27,666	—	—	27,675	(27,675)	—
Common Stock issuance costs	—	—	—	—					—	—	(45)	—	—	(45)	—	(45)
Consideration for the Mergers:
Issuance of Common Stock	—	—	—	—	—	—	—	—	123,257,658	1,233	1,368,160	—	—	1,369,393	—	1,369,393
Issuance of Restricted Shares	—	—	—	—	—	—	—	—	221,136	2	—	—	—	2	—	2
Issuance of Series D Preferred Stock	—	—	—	—	7,933,711	79	—	—	—	—	155,501	—	—	155,580	—	155,580
Issuance of Series E Preferred Stock	—	—	—	—	—	—	4,595,175	46	—	—	90,709	—	—	90,755	—	90,755
Issuance of Class A Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,287	1,287
Dividends declared:
Common Stock, $1.20 per share	—	—	—	—	—	—	—	—	—	—	—	—	(125,329)	(125,329)	—	(125,329)
Series A Preferred Stock, $1.35 per share	—	—	—	—	—	—	—	—	—	—	—	—	(9,243)	(9,243)	—	(9,243)
Series B Preferred Stock, $1.29 per share	—	—	—	—	—	—	—	—	—	—	—	—	(6,054)	(6,054)	—	(6,054)
Series D preferred stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,718)	(3,718)	—	(3,718)
Series E preferred stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	290,883	3	3,459	—	—	3,462	12,777	16,239
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(107,030)	(1)	(1,091)	—	—	(1,092)	—	(1,092)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(3,163)	(3,163)	—	(3,163)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(163,332)	(163,332)	—	(163,332)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	6,072	—	6,072	—	6,072
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	(7,821)	—	(7,821)	—	(7,821)
Balance, September 30, 2023	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,828,875	$3,638	$4,349,401	$(602)	$(1,560,738)	$2,791,939	$1,287	$2,793,226

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2023
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, June 30, 2023	6,799,467	$68	4,695,887	$47	—	$—	—	$—	104,406,356	$2,374	$2,690,375	$11,593	$(1,368,678)	$1,335,779	$19,390	$1,355,169
Settlement and consulting costs paid with Common Stock (Note 10)	—	—	—	—	—	—	—	—	2,140,579	21	15,621	—	—	15,642	—	15,642
Common stock issued for earned and vested GNL LTIP Units	—	—	—	—	—	—	—	—	883,750	9	27,666	—	—	27,675	(27,675)	—
Common Stock issuance costs	—	—	—	—					—	—	(20)	—	—	(20)	—	(20)
Consideration for the Mergers:
Issuance of Common Stock	—	—	—	—	—	—	—	—	123,257,658	1,233	1,368,160	—	—	1,369,393	—	1,369,393
Issuance of Restricted Shares	—	—	—	—	—	—	—	—	221,136	2	—	—	—	2	—	2
Issuance of Series D Preferred Stock	—	—	—	—	7,933,711	79	—	—	—	—	155,501	—	—	155,580	—	155,580
Issuance of Series E Preferred Stock	—	—	—	—	—	—	4,595,175	46	—	—	90,709	—	—	90,755	—	90,755
Issuance of Class A Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,287	1,287
Dividends declared:														—
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	—	—	—	—	(41,978)	(41,978)	—	(41,978)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)	—	(2,018)
Series D preferred stock, 0.47 per share	—	—	—	—	—	—	—	—	—	—	—		(3,718)	(3,718)	—	(3,718)
Series E preferred stock, 0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Equity-based compensation	—	—	—	—	—	—	—	—	(2,631)	—	2,159	—	—	2,159	8,285	10,444
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(77,973)	(1)	(770)	—	—	(771)	—	(771)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(2,963)	(2,963)	—	(2,963)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(136,184)	(136,184)	—	(136,184)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(11,260)	—	(11,260)	—	(11,260)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	(935)	—	(935)	—	(935)
Balance, September 30, 2023	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,828,875	$3,638	$4,349,401	$(602)	$(1,560,738)	$2,791,939	$1,287	$2,793,226

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(125,050)	$(163,332)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	133,395	76,497
Amortization of intangibles	133,528	47,061
Amortization of deferred financing costs	7,470	6,214
Amortization of discounts on mortgages and senior notes	53,574	3,838
Amortization of below-market lease liabilities	(8,758)	(2,906)
Amortization of above-market lease assets	13,809	5,946
Amortization related to right-of-use assets	880	656
Amortization of lease incentives and commissions	744	1,327
Unbilled straight-line rent	(15,254)	(3,676)
Equity-based compensation	6,622	16,239
Unrealized (gains) losses on foreign currency transactions, derivatives, and other	2,871	2,345
Unrealized (gains) on undesignated foreign currency advances and other hedge ineffectiveness	(1,332)	—
Loss on extinguishment of debt	13,465	404
(Gain) loss on dispositions of real estate investments	(35,689)	684
Lease incentive and commission payments	(768)	(2,777)
Impairment charges	70,312	65,706
Settlement and consulting costs paid with common stock	—	21,894
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(14,002)	4,085
Accounts payable and accrued expenses	(9,754)	7,571
Prepaid rent	(1,392)	175
Net cash provided by operating activities	224,671	87,951
Cash flows from investing activities:
Investment in real estate and real estate related assets	—	(81,362)
Cash used in business combination, net of cash acquired	—	(450,776)
Capital expenditures	(32,783)	(29,568)
Net proceeds from dispositions of real estate investments	547,632	7,926
Proceeds from insurance claims	500	—
Net cash provided by (used in) investing activities	515,349	(553,780)
Cash flows from financing activities:
Borrowings under revolving credit facilities	446,262	949,945
Repayments on revolving credit facilities	(638,620)	—
Proceeds from mortgage notes payable	317,527	—
Principal payments on mortgage notes payable	(592,707)	(261,112)
Penalties and charges related to repayments and early repayments of debt	(13,058)	(169)
Common shares repurchased upon vesting of restricted stock	(552)	(1,091)
Common Stock issuance costs	—	(45)
Payments of financing costs	(7,605)	(6,750)
Dividends paid on Common Stock	(208,682)	(125,280)
Dividends paid on Series A Preferred Stock	(9,243)	(9,243)
Dividends paid on Series B Preferred Stock	(6,054)	(6,054)
Dividends paid on Series D Preferred Stock	(11,157)	—
Dividends paid on Series E Preferred Stock	(6,354)	—
Distributions to non-controlling interest holders	(105)	(3,163)
Net cash (used in) provided by financing activities	(730,348)	537,038
Net change in cash, cash equivalents and restricted cash	9,672	71,209
Effect of exchange rate changes on cash	8,704	2,783
Cash, cash equivalents and restricted cash, beginning of period	162,399	104,445
Cash, cash equivalents and restricted cash, end of period	$180,775	$178,437

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents, end of period	$127,249	$133,439
Restricted cash, end of period	53,526	44,998
Cash, cash equivalents and restricted cash, end of period	$180,775	$178,437

Non-Cash Activity:
RTL mortgages assumed in business combination	$—	1,740,232
Discount on mortgages assumed in business combination	—	(152,777)
RTL senior notes assumed in business combination	—	500,000
Discount on senior notes assumed in business combination	—	(113,750)
Equity issued in business combination	—	1,617,015
Loss on extinguishment of debt	407	235
Accrued capital expenditures	341	—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
As of September 30, 2024, the Company owned 1,223 properties consisting of 61.9 million rentable square feet, which were 96.1% leased, with a weighted-average remaining lease term of 6.3 years. Based on the percentage of annualized rental income on a straight-line basis as of September 30, 2024, approximately 80% of the Company’s properties were located in the U.S. and Canada and approximately 20% were located in Europe. In addition, as of September 30, 2024, the Company’s portfolio was comprised of 33% Industrial & Distribution properties, 27% Multi-Tenant Retail properties, 22% Single-Tenant Retail properties and 18% Office properties. These represent the Company’s four reportable segments and the percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of September 30, 2024. The straight-line rent includes amounts for tenant concessions.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2024. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2024 (see “—Recently Issued Accounting Pronouncements” section below).
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
September 30, 2024
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the non-cancelable term of the lease. As of September 30, 2024, the Company’s leases had a weighted-average remaining lease term of 6.3 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
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
September 30, 2024
(Unaudited)
direct leasing costs may be capitalized under the accounting guidance. Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed as incurred.
As of September 30, 2024, the Company had two parcels of land leased to tenants that qualify as financing leases which were acquired in the REIT Merger. The carrying value of these leases was $6.6 million as of September 30, 2024 and the amounts are included in prepaid expenses and other assets on the Company’s consolidated balance sheet as of September 30, 2024. Income of $0.2 million and $0.5 million relating to these two leases is included in revenue from tenants in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2024, respectively.
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
There were no material changes to this assessment as of September 30, 2024. We will continue to assess for triggering events. Should any triggering event occur, we would evaluate the carrying value of our goodwill by segment through an impairment test. If impairment is warranted, the charge would be recorded through the consolidated income statement as a reduction to earnings.
Reportable Segments
As of September 30, 2024, the Company has determined that it has four reportable segments based on property type: (1) Industrial & Distribution, (2) Multi-Tenant Retail, (3) Single-Tenant Retail and (4) Office (see Note 15 — Segment Reporting for additional information).
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
September 30, 2024
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
The Company has historically issued restricted shares of Common Stock (“Restricted Shares”), restricted stock units in respect of shares of Common Stock (“RSUs”), and performance stock units (“PSUs”). Also, although none remain outstanding as of September 30, 2024 or December 31, 2023, the Company historically had issued long-term incentive plan units of limited partner interest in the OP (“GNL LTIP Units”) (see below for more information). For additional information on all of the equity-based compensation awards issued by the Company, see Note 13 — Equity-Based Compensation.
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
September 30, 2024
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
Recently Issued Accounting Pronouncements
Pending Adoption as of September 30, 2024:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 80) — Improvements to Reportable Segment Disclosures. The new standard requires additional disclosures regarding a company’s segments, including enhanced disclosures about significant segment expenses on an annual and interim basis. However, the new standard does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the new guidance in its Form 10-K for the year ended December 31, 2024 and is not expected to have an impact on its consolidated financial statements as the provisions are related to disclosure only.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
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
September 30, 2024
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
The Company provided a provisional allocation of the fair value of the assets acquired and liabilities assumed in the Mergers in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. During the three months ended September 30, 2024, June 30, 2024, March 31, 2024 and December 31, 2023, measurement period adjustments were determined and recorded as if they had been completed at the Acquisition Date.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The following table summarizes the amounts recognized for the assets acquired and liabilities assumed as of Acquisition Date, as well as adjustments made in the three months ended September 30, 2024, June 30, 2024, March 31, 2024 and December 31, 2023 (measurement period adjustments) to the amounts previously reported in the three months ended September 30, 2023.

(in thousands)	Amounts Recognized as of the Acquisition Date (as previously reported)	Measurement Period Adjustments		Amounts Recognized as of the Acquisition Date (as adjusted)
Assets Acquired:
Land	$954,967	$615		$955,582
Buildings, fixtures and improvements	2,526,810	349		2,527,159
Total tangible assets	3,481,777	964	(1)	3,482,741
Acquired intangible assets:
In-place leases	582,475	(1,045)		581,430
Above-market lease assets	67,718	50		67,768
Total acquired intangible lease assets	650,193	(995)	(1)	649,198
Cash	65,223	(607)	(2)	64,616
Operating lease right-of-use assets	26,407	10		26,417
Prepaid expenses and other assets	60,862	(1,702)	(3)	59,160
Goodwill	29,817	640	(4)	30,457
Total assets acquired	4,314,279	(1,690)		4,312,589

Liabilities Assumed:
Mortgage notes payable, net	1,587,455	—		1,587,455
Senior notes, net	386,250	—		386,250
Acquired intangible lease liabilities	76,682	3		76,685
Accounts payable and accrued expenses	86,031	(1,663)	(5)	84,368
Operating lease liabilities	26,407	(30)		26,377
Prepaid rent	18,439	—		18,439
Total liabilities assumed	2,181,264	(1,690)		2,179,574

Total consideration transferred	$2,133,015	$—		$2,133,015
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
(4) The net increase in goodwill from the initial provisional valuation reflects the net impact of all measurement period adjustments to the assets acquired and liabilities assumed.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Actual and Pro Forma Impact of Acquisition (Unaudited)
The following table presents information for RTL that is included in the Company’s consolidated statements of income from the Acquisition Date through the Company’s three and nine months ended September 30, 2023:

(In thousands)	RTL’s Operations Included in GNL’s Results
Revenue from tenants	$22,616
Net loss	$(3,667)
The following table presents unaudited supplemental pro forma information as if the Mergers had occurred on January 1, 2022 for the three and nine months ended September 30, 2023. The unaudited supplemental pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Mergers had taken place on January 1, 2022, nor is it indicative of the results of operations for future periods.

(In thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Pro Forma Revenue from tenants	$199,272	$605,828
Pro Forma Net Loss	$(209,703)	$(294,690)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 4 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2023, and, in the case of assets located outside of the U.S., based on the applicable exchange rate at the time of purchase. The Company did not acquire any properties during the nine months ended September 30, 2024. With the exception of the Mergers which was treated as a business combination, all other acquisitions in the nine months ended September 30, 2023 were considered asset acquisitions for accounting purposes.

	Nine Months Ended September 30, 2023
(Dollar amounts in thousands)	Business Combination (a)	Asset Acquisitions	Total
Assets Acquired:
Real estate investments, at cost:
Land	$954,967	$4,757	$959,724
Buildings, fixtures and improvements	2,526,810	30,087	2,556,897
Total tangible assets	3,481,777	34,844	3,516,621
Intangibles acquired:
In-place leases	582,475	4,128	586,603
Above market lease assets	67,718	40,964	108,682
Total Intangible assets and liabilities	650,193	45,092	695,285
Cash	65,223	—	65,223
ROU asset	26,407	1,426	27,833
Prepaid expenses and other assets	60,862	—	60,862
Goodwill	29,817	—	29,817
Total assets acquired	4,314,279	81,362	4,395,641
Liabilities Assumed:
Mortgage notes payable, net	1,587,455	—	1,587,455
Senior notes, net	386,250	—	386,250
Acquired intangible lease liabilities	76,682	—	76,682
Accounts payable and accrued expenses	86,031	—	86,031
Operating lease liabilities	26,407	—	26,407
Prepaid rent	18,439	—	18,439
Total liabilities assumed	2,181,264	—	2,181,264
Equity issued in acquisitions	1,617,015	—	1,617,015
Cash paid for acquired real estate investments	$516,000	$81,362	$597,362
Number of properties purchased	989	8	997
(a) Represents the provisional fair value allocation that was recorded as of September 30, 2023. For additional information related to subsequent measurement period adjustments and the final fair value allocation, see Note 3 — The Mergers.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The following table summarizes the acquisitions by property type, listed by reportable segment, during the nine months ended September 30, 2023:

Property Type	Number of Properties	Square Feet (unaudited)

Properties Acquired in 2023:
Multi-Tenant Retail	109	16,375,661
Single-Tenant Retail	888	11,281,057
	997	27,656,718
Acquired Intangible Lease Assets
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company did not record any impairment charges on its acquired intangible assets during the three and nine months ended September 30, 2024. The Company recorded impairment charges of approximately $1.0 million on its in-place lease intangible assets and $0.8 million on its above-market lease intangible assets during the three and nine months ended September 30, 2023. These impairments were recorded in connection with the four properties that were impaired in the quarter ended September 30, 2023 (as described below).
Impairment Charges
The Company recorded aggregate impairment charges of $38.6 million and $70.3 million during the three and nine months ended September 30, 2024, respectively, and recorded impairment charges of $65.7 million during the three and nine months ended September 30, 2023.
•During the three months ended September 30, 2024, the Company determined that 21 of its properties located in the U.S. (19 of which were acquired in the REIT Merger) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, the Company recorded an impairment charge of approximately $38.6 million.
•During the three months ended June 30, 2024, the Company determined that six of its properties located in the U.S. (three of which were acquired in the REIT Merger) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, the Company recorded an impairment charge of approximately $27.4 million. The majority of the impairment charge was due to legacy GNL properties.
•During the three months ended March 31, 2024, the Company determined that six of its properties located in the U.S. (all of which were acquired in the REIT Merger) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, the Company recorded an impairment charge of approximately $4.3 million.
•During the three months and nine months ended September 30, 2023, the Company determined that the fair values of four of its properties (one in the U.K. and three in the U.S.) were lower than their carrying values. These properties were all owned by the Company prior to the REIT Merger. The Company recorded aggregate impairment charges for these properties, including the impairments to intangible assets noted above, of $65.7 million in the three and nine months ended September 30, 2023. The impairment charge for the property in the U.K. was based on a calculation of the estimated fair value of the property. The impairment charges for the properties in the U.S., which the Company has signed non-binding letters of intent to sell, were based on the estimated selling prices of the assets.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Dispositions
During the three and nine months ended September 30, 2024, the Company sold 20 and 75 properties, respectively, 13 and 64 of which were acquired in the REIT Merger, respectively. As a result, the Company recorded a net loss of $4.3 million during the three months ended September 30, 2024 and a net gain of $35.7 million during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company sold two properties, which were acquired in the REIT Merger, and recorded a net loss of $0.7 million during the three and nine months ended September 30, 2023. The following table summarizes the aforementioned properties sold during 2024:

Portfolio	Country/States	Disposition Month(s)	Number of Properties	Square Feet (unaudited)
Properties Sold in 2024:
O’Charley’s	AL, IN, TN, MS, NC, GA, KY, OH, TN	February & March (5 properties); April & May & June (7 properties); July, August & September (3 properties)	15	98,905
Truist Bank	FL, GA, TN, NC, SC, VA, OH, FL	February & March (11 properties); April & May (11 properties ); September (1 property)	23	96,538
Fife Council	United Kingdom	February	1	37,331
TOMs King	OH & PA	February & August	2	8,105
FedEx	MN	March	1	11,501
Amazon	KY	May	1	79,105
American Car Center	AL, GA & KY	May, June & August	3	28,459
AmeriCold	GA, IL, MN, SC	June	9	1,407,166
CVS	MI	June	1	10,880
Decatur Commons	AL	May	1	125,635
Diebold	OH	June	1	158,330
Klaussner	NC	May & September	2	1,244,737
Shippensburg Marketplace	PA	April	1	59,866
Springfield Commons	OH	June	1	164,843
Family Dollar VI	CO	July	1	8,320
Shops at Abilene	TX	July	1	175,642
HEB Center	TX	July	1	130,127
East West Commons	GA	August	1	173,205
Johnson Controls	Spain	August	1	29,095
Imperial	AL	August	1	10,022
Foster Wheeler	United Kingdom	August	1	365,832
The Plant	CA	August	1	367,926
Joe's Crab Shack	CO	September	1	7,903
Trinity/Valasis	MI	September	2	276,621
Plasma	TX	September	1	10,320
Epredia	MI	September	1	114,700
			75	5,201,114
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
As of September 30, 2024, the Company evaluated its assets for held for sale classification and determined that 17 properties, all of which were acquired in the REIT Merger, qualified for held for sale treatment. Because these assets are considered held for sale, the operating results remain classified within continuing operations for all periods presented.
The following table details the major classes of the assets associated with the property that the Company determined to be classified as held for sale as of September 30, 2024 and December 31, 2023.

(Dollar amounts in thousands)	September 30, 2024	December 31, 2023
Real estate investments held for sale, at cost:
Land	$2,316	$860
Buildings, fixtures and improvements	5,306	2,349
Acquired intangible lease assets	2,639	—
Total real estate assets held for sale, at cost	10,261	3,209
Less accumulated depreciation and amortization	(870)	(21)
Total real estate investments held for sale, net	$9,391	$3,188
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2024 and December 31, 2023. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of September 30, 2024 and December 31, 2023. No U.S. state had a concentration over 10% as of September 30, 2024 and December 31, 2023.

Country / U.S. State	September 30, 2024	December 31, 2023
United States	79.7%	79.7%
United Kingdom	10.5%	11.1%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 5 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of September 30, 2024 and December 31, 2023 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		September 30, 2024	December 31, 2023				Maturity	Anticipated Repayment (2)
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$82,591	$—	5.1%	(3)	Fixed/Variable	Jan. 2029	Jan. 2029
	Finland Properties	—	—	81,695	—%	(3)	Fixed/Variable	Feb. 2024	Feb. 2024

Luxembourg/ The Netherlands:	Benelux Properties	—	—	129,752	—%	(4)	Fixed	Jun. 2024	Jun. 2024
	Total EUR denominated	5	82,591	211,447

United Kingdom:	McLaren	—	—	128,587	—%	(5)	Fixed	Apr. 2024	Apr. 2024
	Total GBP denominated	—	—	128,587

United States:	Penske Logistics	1	70,000	70,000	4.7%	(6)	Fixed	Nov. 2028	Nov. 2028
	Multi-Tenant Mortgage Loan I	10	162,580	162,580	4.4%	(6)	Fixed	Nov. 2027	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(6)	Fixed	Feb. 2028	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(6)	Fixed	Dec. 2028	Dec. 2028
	Multi-Tenant Mortgage Loan IV	15	90,111	97,500	4.6%	(6)	Fixed	May 2029	May 2029
	Multi-Tenant Mortgage Loan V	11	139,771	139,771	3.7%	(6)	Fixed	Oct. 2029	Oct. 2029
	2019 Class A-1 Net-Lease Mortgage Notes	95	105,995	110,815	3.8%		Fixed	May 2049	May 2026
	2019 Class A-2 Net-Lease Mortgage Notes	99	118,951	119,409	4.5%		Fixed	May 2049	May 2029
	2021 Class A-1 Net-Lease Mortgage Notes	43	49,362	50,971	2.2%		Fixed	May 2051	May 2028
	2021 Class A-2 Net-Lease Mortgage Notes	43	85,262	88,041	2.8%		Fixed	May 2051	May 2031
	2021 Class A-3 Net-Lease Mortgage Notes	32	34,997	34,997	3.1%		Fixed	May 2051	May 2028
	2021 Class A-4 Net-Lease Mortgage Notes	33	54,995	54,995	3.7%		Fixed	May 2051	May 2031
	Column Financial Mortgage Notes	329	520,063	697,595	3.8%	(7)	Fixed	Aug. 2025	Aug. 2025
	Mortgage Loan II	12	210,000	210,000	4.2%		Fixed	Jan. 2028	Jan. 2028
	Mortgage Loan III	22	33,400	33,400	4.1%		Fixed	Jan. 2028	Jan. 2028
	RTL Multi-Tenant Mortgage II	—	—	25,000	—%		Fixed	Feb. 2024	Feb. 2024
	McGowin Park	—	—	39,025	—%		Fixed	May 2024	May 2024
	CMBS Loan	29	260,000	260,000	6.5%		Fixed	Sept. 2033	Sept. 2033
	CMBS Loan II	20	237,000	—	5.8%		Fixed	Apr. 2029	Apr. 2029
	Total USD denominated	809	2,303,737	2,325,349
	Gross mortgage notes payable	814	2,386,328	2,665,383	4.5%
	Mortgage discounts		(100,614)	(140,403)
	Deferred financing costs, net of accumulated amortization (8)		(12,250)	(7,112)
	Mortgage notes payable, net	814	$2,273,464	$2,517,868	4.5%

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
(3)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor and reflects the Euribor rate in effect as of September 30, 2024. This loan was extended from its original maturity date of February 2024 to February 2029.
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
September 30, 2024
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

The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next four calendar years and thereafter as of September 30, 2024:

(In thousands)	Future Principal Payments (1)
2024 (remainder)	$289
2025	521,220
2026	105,923
2027	163,191
2028	529,620
2029	665,827
Thereafter	400,258
Total	$2,386,328
______
(1)Assumes exchange rates of £1.00 to $1.34 for British Pounds Sterling (“GBP”) and €1.00 to $1.12 for Euros (“EUR”) as of September 30, 2024 for illustrative purposes, as applicable.
The total gross carrying value of the Company’s unencumbered assets as of September 30, 2024 was $4.67 billion, and approximately $4.64 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) and therefore is not currently available to serve as collateral for future borrowings.
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
Mortgage Covenants
As of September 30, 2024, the Company was in compliance with all property-level debt covenants with the exception of four property-level debt instruments. For those four property-level debt instruments, the Company either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under the Company’s Revolving Credit Facility. While the restricted cash cannot not be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on the Company’s liquidity or its ability to operate the impacted assets.
Note 6 — Revolving Credit Facility
The table below details the outstanding balances as of September 30, 2024 and December 31, 2023 under the credit agreement with KeyBank National Association, as agent, and the other lenders party thereto which was originally entered into on July 24, 2017 and has been amended from time to time (the “Credit Agreement”). The Credit Agreement consists solely of the senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”). In connection with the Mergers, the Company amended the Credit Agreement on September 12, 2023 in order to, among other things, repay the outstanding indebtedness and obligations of RTL’s credit facility. The Company exercised the existing “accordion feature” on the Revolving Credit Facility and increased the aggregate total commitments under the Revolving Credit Facility by $500.0 million

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
from $1.45 billion to $1.95 billion to repay and terminate RTL’s credit facility and to create additional availability after the closing of the REIT Merger. The sublimits for letters of credit and swing loans were also each increased from $50.0 million to $75.0 million.
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

	September 30, 2024					December 31, 2023
(In thousands)	TOTAL USD (1)	USD (3)	GBP (4)	EUR (5)	CAD (6)	TOTAL USD (2)	USD	GBP	EUR	CAD
Revolving Credit Facility	$1,583,936	$624,119	£344,000	€422,145	$38,000	$1,744,182	$1,030,962	£261,000	€319,075	$38,000
(1) Assumes exchange rates of £1.00 to $1.34 for GBP, €1.00 to $1.12 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.74 as of September 30, 2024 for illustrative purposes, as applicable.
(2) Assumes exchange rates of £1.00 to $1.27 for GBP , €1.00 to $1.10 for EUR and $1.00 CAD to $0.75 as of December 31, 2023 for illustrative purposes, as applicable.
(3) The USD portion of the Revolving Credit Facility is 96.1% fixed via swaps and, as of September 30, 2024, had a weighted-average effective interest rate of 6.1% after giving effect to interest rate swaps in place.
(4) The GBP portion of Revolving Credit Facility is 58.1% fixed via swaps and, as of September 30, 2024, had a weighted-average effective interest rate of 6.5%.
(5) The EUR portion of Revolving Credit Facility is 59.2% fixed via swaps and, as of September 30, 2024, had a weighted-average effective interest rate of 4.6% after giving effect to interest rate swaps in place.
(6) The CAD portion of Revolving Credit Facility is 100% variable and, as of September 30, 2024, had a weighted-average effective interest rate of 6.7%.
In April 2024, the Company completed the CMBS Loan II financing and used the net proceeds to pay down draws on the USD portion of the Revolving Credit Facility. Also in April 2024, the Company repaid its mortgage loan that encumbered its McLaren properties in the United Kingdom using borrowings under the GBP portion of the Revolving Credit Facility, and, in June 2024, the Company repaid its mortgage loan that encumbered its properties in The Netherlands and Luxembourg using borrowings under the EUR portion of the Revolving Credit Facility. The Company recorded a loss on extinguishment of debt of $13.5 million in the nine months ended September 30, 2024. Of this amount, $13.1 million was recorded in the second quarter of 2024, and was primarily due to cash payments made upon repaying certain mortgage loans, primarily related to the fee required to be paid upon repayment of the mortgage loan that encumbered our McLaren properties in the U.K. This mortgage loan was assumed as part of our acquisition of the McLaren properties in 2021 and included the fee noted above in the terms of the mortgage.
Credit Agreement — Terms
The Revolving Credit Facility requires payments of interest only prior to maturity. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the Credit Agreement) or (ii) the applicable Benchmark Rate (as defined in the Credit Agreement) for the currency being borrowed. The applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, (i) if the Company achieves an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on the credit rating of the Company, and (ii) the “floor” on the applicable Benchmark is 0%. As of September 30, 2024, the Revolving Credit Facility had a weighted-average effective interest rate of 5.8% after giving effect to interest rate swaps in place.
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
September 30, 2024
(Unaudited)
replaced with a facility fee based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing as the Company’s credit rating increases.
The Revolving Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors. The availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company or its subsidiaries and compliance with various ratios related to those assets. As of September 30, 2024, approximately $125.4 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, CAD, GBP, Norwegian Krone, Swedish Krona and Swiss Francs provided that the total principal amount of non-USD loans cannot exceed the sum of the total revolving commitments minus $100.0 million. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
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
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Revolving Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on index borrowings. Upon an event of a default, lenders have the right to terminate their obligations under the Revolving Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Agreement contains various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends and share repurchases (see additional information below), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Agreement also contains financial maintenance covenants with respect to maximum leverage, minimum fixed charge coverage, maximum secured leverage, maximum secured recourse debt, minimum tangible net worth, maximum unencumbered leverage and unencumbered debt service coverage. As of September 30, 2024, the Company was in compliance with all covenants under the Credit Agreement.
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
September 30, 2024
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

Note 7 — Senior Notes, Net
The details of the Company’s senior notes are as follows:

(In thousands)	September 30, 2024	December 31, 2023
3.75% Senior Notes
Aggregate principal amount	$500,000	$500,000
Less: Deferred financing costs	(4,449)	(5,491)
3.75% Senior Notes, net	495,551	494,509

4.50% Senior Notes
Aggregate principal amount	500,000	500,000
Less: Discount	(94,646)	(108,464)
4.50% Senior Notes, net	405,354	391,536

Senior Notes, Net	$900,905	$886,045

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
As of September 30, 2024, the Company was in compliance with the covenants under the Indenture governing the 3.75% Senior Notes.
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
As of September 30, 2024, the Company and the issuers under the Indenture were in compliance with the covenants under the Indenture governing the 4.50% Senior Notes.
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
September 30, 2024
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
The Company recorded impairments for real estate investments during the three and nine months ended September 30, 2024 (see Note 4 — Real Estate Investments, Net for additional information on impairment charges recorded by the Company). The impairments were all based on the estimated selling prices of the impaired properties. The carrying value of these impaired real estate investments on the consolidated balance sheet represents their estimated fair value at the time of impairment.
In addition, the Company recorded impairments for real estate investments during the three and nine months ended September 30, 2023 (see Note 4 — Real Estate Investments, Net for additional information on impairment charges recorded by the Company). The fair values were based on a calculation of the estimated fair value, which was driven by an assumed land value of £1.5 million per acre, for one property, and the others were based on the estimated selling prices of the assets.
Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2024
Foreign currency forwards, net (GBP & EUR)	$—	$(4,706)	$—	$(4,706)
Interest rate swaps, net (USD,GBP & EUR)	$—	$(12,836)	$—	$(12,836)
December 31, 2023
Foreign currency forwards, net (GBP & EUR)	$—	$(1,569)	$—	$(1,569)
Interest rate swaps, net (USD,GBP & EUR)	$—	$7,039	$—	$7,039
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2024 and year ended December 31, 2023.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
•The gross carrying value of the Company’s mortgage notes payable as of September 30, 2024 and December 31, 2023 was $2.4 billion and $2.7 billion, respectively. The fair value of the Company’s gross mortgage notes payable as of September 30, 2024 and December 31, 2023 was $2.3 billion and $2.5 billion, respectively, and is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of September 30, 2024 the advances to the Company under the Revolving Credit Facility had a carrying value of $1.6 billion and a fair value of $1.6 billion. As of December 31, 2023 the advances to the Company under the Revolving Credit Facility had a carrying value of $1.7 billion and a fair value of $1.7 billion.
•As of September 30, 2024, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $467.5 million. As of December 31, 2023, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $416.3 million.
•As of September 30, 2024, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $471.9 million. As of December 31, 2023, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $422.5 million.
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
September 30, 2024
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2024 and December 31, 2023:

(In thousands)	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$(9,086)	$(2,110)
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	(3,136)	—
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	851	5,987
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(1,465)	—
Total		$(12,836)	$3,877
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$106	$878
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(4,063)	(1,906)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	157	588
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(906)	(1,129)
Interest rate swaps (EUR)	Derivative assets, at fair value	—	3,162
Total		$(4,706)	$1,593
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the three months ended September 30, 2024, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending September 30, 2025, the Company estimates that $0.6 million will be reclassified from other comprehensive income as an increase to interest expense.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
As of September 30, 2024 and December 31, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2024		December 31, 2023
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	3	$200,000	—	$—
Interest rate “pay-fixed” swaps (EUR)	9	309,200	11	308,233
Interest rate “pay-fixed” swaps (USD)	9	600,000	5	300,000
Total	21	$1,109,200	16	$608,233
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Amount of (loss) gain recognized in AOCI from derivatives	$(18,571)	$3,667	$(4,051)	$6,610
Amount of gain reclassified from AOCI into income as interest expense	$3,977	$4,178	$12,421	$11,963
Total interest expense recorded in the consolidated statements of operations	$77,130	$41,161	$249,698	$95,836
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of September 30, 2024 and December 31, 2023 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Revolving Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the nine months ended September 30, 2024, the Company recorded gains of $1.3 million due to currency changes on the undesignated excess foreign currency advances over the related net investments. The Company did not record any similar gains or losses during the three months ended September 30, 2024. There were no undesignated excess positions at any time during the year ended December 31, 2023.
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded gains of $4.7 million and

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
$2.6 million for the three and nine months ended September 30, 2024, respectively, and gains of $3.2 million and $0.8 million for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024 and December 31, 2023, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	September 30, 2024		December 31, 2023
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	35	$62,000	29	$54,745
Foreign currency forwards (EUR-USD)	23	33,000	28	41,952
Interest rate swaps (EUR)	—	—	3	154,062
Total	58	$95,000	60	$250,759
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2024	$1,114	(18,656)	—	(17,542)	—	—	$(17,542)
December 31, 2023	$10,615	(5,145)	—	5,470	—	—	$5,470
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
As of September 30, 2024, the Company did not have any counterparties where the net derivative fair value held by that counterparty was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of September 30, 2024, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 10 — Stockholders’ Equity
Common Stock
As of September 30, 2024 and December 31, 2023, the Company had 230,818,198 and 230,885,197, respectively, shares of Common Stock issued and outstanding, including Restricted Shares and excluding unvested restricted stock units (“RSUs”) and performance stock units (“PSUs”). Unvested RSUs and PSUs may be settled in shares of Common Stock in the future.
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
•During the three and nine months ended September 30, 2024 and 2023 the Company did not sell any shares of Common Stock through the Common Stock ATM Program.
Equity Consideration Issued in Connection with the Mergers:
As previously disclosed in Note 3 — The Mergers, during the three months ended September 30, 2023, the Company issued:
•123,257,658 shares of Common Stock,
•7,933,711 shares of newly created Series D Preferred Stock (see “Preferred Stock” section below) and
•4,595,175 shares of newly created Series E Preferred Stock (see “Preferred Stock” section below).
In addition, the OP issued 115,857 Class A Units to the previous owner of RTL Class A Units.
Additional Paid-In Capital - Common Stock Related to Cooperation Agreement and Other Arrangements
As disclosed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, on June 4, 2023, the Company entered into a Cooperation Agreement and Release (the “Cooperation Agreement”) with Blackwells Capital LLC, an affiliate of Blackwells Onshore I LLC, and certain others involved with the 2023 proxy solicitation (collectively “Blackwells/Related Parties”) and related litigation which began in December 2022. Under the Cooperation Agreement, all parties agreed to dismiss, with prejudice, any ongoing litigation.
As part of the Cooperation Agreement, the Company issued Common Stock to the Blackwells/Related Parties as a settlement fee and for consulting and advisory services. Under the Cooperation Agreement:
•The Company issued 495,000 shares of Common Stock to the Blackwells/Related Parties on July 11, 2023 as a settlement fee. As a result of these shares being issuable as of June 30, 2023, the Company recorded expense and an increase to additional paid-in capital of $4.9 million in the three months ended June 30, 2023 and the expense is presented in the settlement costs line item of the consolidated statement of operations for the nine months ended September 30, 2023. These shares were ultimately issued on July 11, 2023.
•The Company issued 1,600,000 shares of Common Stock to the Blackwells/Related Parties on September 12, 2023 as consideration for consulting and advisory services performed pursuant to the Cooperation Agreement, including corporate governance, stockholder engagement and outreach, investor relations and proxy advisory firm engagement, analysis prior to the Acquisition Date. As a result, the Company recorded expense and an increase to additional paid-in capital of $15.9 million in the three months ended September 30, 2023, and the expense is presented in the settlement costs line item of the consolidated statement of operations for the three and nine months ended September 30, 2023.
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
Also, the Company agreed to issue an additional 59,253 shares of Common Stock to the third party upon completion of the third party’s services, which were issued in October, 2023. As a result, and in accordance with accounting rules, in the quarter ended September 30, 2023 the Company expensed the fair value of the 59,253 shares issuable for services rendered $0.6 million and recorded an increase to additional paid-in-capital for the three and nine months ended September 30, 2023. The 59,253 shares are included in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 (see Note 14 — Earnings Per Share).
As more fully discussed in Note 13 — Equity-Based Compensation, as of September 11, 2023, the end of the performance period applicable to the 2,500,000 GNL LTIP Units granted to the Advisor pursuant to the 2021 OPP, a total of 883,750 of the GNL LTIP Units were earned and became vested and the remainder were forfeited. The earned GNL LTIP Units were

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
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
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of September 30, 2024 and December 31, 2023. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of September 30, 2024 and December 31, 2023. The Company had 4,695,887 shares of Series B Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023.
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
•The Company has classified and designated 7,933,711 shares of its authorized Preferred Stock as authorized shares of Series D Preferred Stock, as of September 30, 2024. The Company had 7,933,711 shares of Series D Preferred Stock issued and outstanding as of September 30, 2024.
•The Company has classified and designated 4,595,175 shares of its authorized Preferred Stock as authorized shares of Series E Preferred Stock, as of September 30, 2024. The Company had 4,595,175 shares of Series E Preferred Stock issued and outstanding as of September 30, 2024.
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
•During the three and nine months ended September 30, 2024 and 2023, the Company did not sell any shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
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
Note 11 — Commitments and Contingencies
Lessee Arrangements
As of September 30, 2024, the Company leases land under 17 ground leases associated with certain properties and also has two operating leases for office space. The aggregate durations for the ground leases and operating leases range from 5.8 to 119 years as of September 30, 2024. The Company did not enter into any new ground or operating leases during the first nine months of 2024.
As of September 30, 2024 and December 31, 2023, the Company’s balance sheets include ROU assets of $78.3 million and $77.0 million, respectively, and operating lease liabilities of $50.1 million and $48.4 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
As of September 30, 2024, the Company’s ground leases and operating leases have a weighted-average remaining lease term of approximately 25.4 years and a weighted-average discount rate of 5.76%. For the three and nine months ended September 30, 2024, the Company paid cash of approximately $1.2 million and $2.9 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $1.1 million, respectively, on a straight-line basis in accordance with the standard.
For the three and nine months ended September 30, 2023, the Company paid cash of approximately $0.3 million and $0.9 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $1.1 million, respectively, on a straight-line basis in accordance with the standard.
The following table reflects the base cash rental payments due from the Company as of September 30, 2024:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

(In thousands)	Future Base Rent Payments (1)
2024 (remainder)	$985
2025	3,843
2026	3,987
2027	4,068
2028	4,095
Thereafter	80,223
Total minimum lease payments (2)	97,201
Less: Effects of discounting	(47,075)
Total present value of lease payments	$50,126
________
(1)Assumes exchange rates of £1.00 to $1.34 for GBP and €1.00 to $1.12 for EUR as of September 30, 2024 for illustrative purposes, as applicable.
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2024, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
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
September 30, 2024
(Unaudited)
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
The Company was required to pay the former Advisor Incentive Compensation (as defined in the Advisory Agreement), generally payable in quarterly installments 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions). The former Advisor did not earn any Incentive Compensation during the three and nine months ended September 30, 2023.
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
Professional Fees and Other Reimbursements
Prior to the Internalization Merger, the Company reimbursed the former Advisor or its affiliates for expenses paid or incurred by the former Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that were specifically the responsibility of the former Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the former Advisor and its affiliates (including the Company’s executive officers) who provide services to the Company under the Advisory Agreement, the former Advisor’s rent and general overhead expenses, the former Advisor’s travel expenses (subject to certain exceptions), professional services fees incurred with respect to the former Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses. In addition, these reimbursements were subject to the limitation that the Company will not reimburse the former Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount was otherwise

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
approved by the Board. The amount of expenses reimbursable for the three and nine months ended September 30, 2023 did not exceed these limits.
The following table reflects related party fees incurred during the three and nine months ended September 30, 2023:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
(In thousands)	Incurred	Incurred
Fees (1):
Asset management fees (2)	$6,524	$22,813
Property management fees	2,128	6,050
Total related party operational fees and reimbursements	$8,652	$28,863
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2023, respectively, which are recorded within general and administrative expenses in the consolidated statements of operations and are not reflected in the table above.
(2)The former Advisor, in accordance with the Advisory Agreement, received asset management fees in cash each quarter equal to one quarter of the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $2.0 million and $9.3 million for the three and nine months ended September 30, 2023, respectively.
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
September 30, 2024
(Unaudited)
value of the RSUs granted is based on the market price of Common Stock as of the grant date. The fair value of the equity awards is expensed over the vesting period.
The following table reflects the activity of RSUs outstanding for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2023	535,768	$9.09
Vested	(56,693)	9.63
Granted	642,152	7.52
Forfeitures	(29,033)	8.10
Unvested, September 30, 2024	1,092,194	8.17

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2022	47,723	$15.82
Vested	(28,439)	15.56
Granted	30,252	10.33
Unvested, September 30, 2023	49,536	12.62
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
The following table reflects the activity of Restricted Shares outstanding for the periods presented that impacted the Company:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2023	565,620	$12.14
Vested	(179,228)	13.01
Granted	—	—
Forfeitures	(49,500)	10.87
Unvested, September 30, 2024	336,892	11.86

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
_________
(1) If amounts fall in between these ranges, the results will be determined using linear interpolation between those percentiles, respectively.
Compensation Expense
The combined compensation expense for RSUs, Restricted Shares and PSUs was $2.3 million and $6.6 million for the three and nine months ended September 30, 2024, respectively, and $2.2 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, which did not include PSUs. Compensation expense for these equity instruments is recorded as equity-based compensation in the accompanying consolidated statements of operations.
As of September 30, 2024, the Company had $6.6 million of unrecognized compensation cost related to RSUs granted, which is expected to be recognized over a weighted-average period of 2.0 years. As of September 30, 2024, the Company had $3.6 million of unrecognized compensation cost related to Restricted Share awards granted, which is expected to be recognized over a period of 2.7 years. As of September 30, 2024, the Company had $3.6 million unrecognized compensation cost related to PSUs granted, which is expected to be recognized over a period of 2.0 years.
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
Modification of the 2021 OPP
In connection with the Internalization Merger Agreement, the parties agreed to modify the terms of the existing 2021 OPP to accelerate timing for determining whether the award is vested and earned, which changed the end date of the performance period (as described in more detail below) to September 11, 2023, the day prior to the Acquisition Date of the Mergers. Accordingly, on September 11, 2023, the compensation committee of the Board reviewed and approved the final calculation determining that 883,750 of the 2,500,000 GNL LTIP Units subject to the 2021 OPP had been earned and became vested and Common Stock was issued for the vested GNL LTIP Units. The remaining 1,616,250 GNL LTIP Units were automatically forfeited, without the payment of any consideration. In addition:
•Due to the modification noted above that changed the timing of the final measurement for determining whether the award is vested and earned, all of the remaining unrecognized compensation expense was accelerated and recorded in the quarter ended September 30, 2023 (through September 11, 2023). During the three and nine months ended September 30, 2023, the Company recorded total compensation expense related to the GNL LTIP Units of $8.3 million and $12.8 million, respectively.
•In September 2023, the Company paid a $2.9 million priority catch-up distribution to the former Advisor in respect of the 883,750 GNL LTIP Units that were earned under the 2021 OPP. In total, the Company paid $3.0 million and $3.2 million of distributions related to the GNL LTIP Units during the three and nine months ended September 30, 2023, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Net loss attributable to common stockholders	$(76,571)	$(142,488)	$(157,858)	$(179,834)
Adjustments to net loss attributable to common stockholders for common share equivalents	(130)	(3,174)	(532)	(3,651)
Adjusted net loss attributable to common stockholders	$(76,701)	$(145,662)	$(158,390)	$(183,485)

Weighted average common shares outstanding — Basic and Diluted	230,463,241	130,824,684	230,388,121	113,017,882
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.33)	$(1.11)	$(0.69)	$(1.62)
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
The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (see Note 13 — Equity-Based Compensation for additional information on all of the common share equivalents listed in the table below):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested RSUs (1)	1,108,693	49,536	932,344	39,555
Unvested Restricted Shares (2)	357,783	542,375	456,921	418,851
Unvested PSUs (3)	1,288,072	—	1,288,072	—
Class A Units (4)	115,857	115,857	115,857	115,857
Total common share equivalents excluded from EPS calculation	2,870,405	707,768	2,793,194	574,263
(1) There were 1,092,194 and 49,536 unvested RSUs issued and outstanding as of September 30, 2024 and 2023, respectively.
(2) There were 336,892 and 568,570 unvested Restricted Shares issued and outstanding as of September 30, 2024 and 2023, respectively.
(3) There were 1,288,072 PSUs outstanding as of September 30, 2024 and none outstanding as of September 30, 2023.
(4) There were 115,857 Class A Units outstanding as of September 30, 2024 and 2023.
No PSU share equivalents were included in the computation for the three and nine months ended September 30, 2024 since their impact was anti-dilutive, and none were included for the three and nine months ended September 30, 2023 since they hadn’t been issued yet. No GNL LTIP Unit share equivalents were included in the computation for the three and nine months ended September 30, 2024 since the performance period ended on September 11, 2023 and they were not included in three and nine months ended September 30, 2023 since their impact was anti-dilutive.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The following table provides operating financial information for the Company’s four reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Industrial & Distribution:
Revenue from tenants	$59,654	$53,767	$183,084	$157,879
Property operating expense	5,494	3,436	15,126	10,050
Net Operating Income	$54,160	$50,331	$167,958	$147,829

Multi-Tenant Retail:
Revenue from tenants	$62,380	$13,387	$196,149	$13,387
Property operating expense	20,170	4,457	65,638	4,457
Net Operating Income	$42,210	$8,930	$130,511	$8,930

Single-Tenant Retail:
Revenue from tenants	$38,378	$12,212	$118,112	$20,471
Property operating expense	2,868	737	11,414	1,053
Net Operating Income	$35,510	$11,475	$106,698	$19,418

Office:
Revenue from tenants	$36,152	$38,802	$108,550	$116,607
Property operating expense	4,983	4,993	14,700	15,242
Net Operating Income	$31,169	$33,809	$93,850	$101,365

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segment's revenue from tenants to consolidated revenue from tenants and the total reportable segment’s net operating income to consolidated net (loss) income before taxes and consolidated net (loss) income attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenue From Tenants:
Industrial & Distribution	$59,654	$53,767	$183,084	$157,879
Multi-Tenant Retail	62,380	13,387	196,149	13,387
Single-Tenant Retail	38,378	12,212	118,112	20,471
Office	36,152	38,802	108,550	116,607
Total Consolidated Revenue From Tenants	$196,564	$118,168	$605,895	$308,344

Net (loss) income before income tax and net (loss) income attributable to common stockholders:
Net Operating Income:
Industrial & Distribution	$54,160	$50,331	$167,958	$147,829
Multi-Tenant Retail	42,210	8,930	130,511	8,930
Single-Tenant Retail	35,510	11,475	106,698	19,418
Office	31,169	33,809	93,850	101,365
Total net operating income	163,049	104,545	499,017	277,542
Operating fees to related parties	—	(8,652)	—	(28,863)
Impairment charges	(38,583)	(65,706)	(70,312)	(65,706)
Merger, transaction and other costs	(1,901)	(43,765)	(4,234)	(50,143)
Settlement costs	—	(14,643)	—	(29,727)
General and administrative	(12,598)	(6,977)	(43,971)	(23,320)
Equity-based compensation	(2,309)	(10,444)	(6,622)	(16,239)
Depreciation and amortization	(85,430)	(49,232)	(266,923)	(123,558)
Gain on dispositions of real estate investments	(4,280)	(684)	35,689	(684)
Interest expense	(77,130)	(41,161)	(249,698)	(95,836)
Loss on extinguishment of debt	(317)	—	(13,465)	(404)
(Loss) Gain on derivative instruments	(4,742)	3,217	(2,624)	787
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	—	—	1,332	—
Other income	(49)	119	244	1,835
Net loss before income tax	(64,290)	(133,383)	(121,567)	(154,316)
Income tax expense	(1,345)	(2,801)	(3,483)	(9,016)
Net loss	(65,635)	(136,184)	(125,050)	(163,332)
Preferred stock dividends	(10,936)	(6,304)	(32,808)	(16,502)
Net loss attributable to common stockholders	$(76,571)	$(142,488)	$(157,858)	$(179,834)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The following table reconciles real estate investments, net by segment to consolidated total assets as of the periods presented:

(In thousands)	September 30, 2024	December 31, 2023
Investments in real estate, net:
Industrial & Distribution	$2,239,013	$2,479,804
Multi-tenant retail	1,851,991	2,174,064
Single-tenant retail	1,543,278	1,687,733
Office	1,134,753	1,230,719
Total investments in real estate, net	6,769,035	7,572,320
Assets held for sale	9,391	3,188
Cash and cash equivalents	127,249	121,566
Restricted cash	53,526	40,833
Derivative assets, at fair value	1,114	10,615
Unbilled straight line rent	98,914	84,254
Operating lease right-of-use asset	78,278	77,008
Prepaid expenses and other assets	130,077	121,997
Deferred tax assets	4,822	4,808
Goodwill and other intangible assets, net	52,255	46,976
Deferred financing costs, net	11,209	15,412
Total assets	$7,335,870	$8,098,977

Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Dispositions
The Company disposed of 12 properties subsequent to September 30, 2024 for an aggregate price of approximately $10.0 million.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements”, as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements regarding the intent, belief or current expectations of us, and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “projects,” “potential,” “predicts,” “expects,” “plans,” “intends,” “would,” “could,” “should” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those contemplated by such forward-looking statements.We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks associated with realization of the anticipated benefits of the merger with The Necessity Retail REIT, Inc. and the internalization of the Company’s property management and advisory functions; that any potential future acquisition or disposition by the Company is subject to market conditions and capital availability and may not be identified or completed on favorable terms, or at all. Some of the additional risks and uncertainties, although not all risks and uncertainties, that could cause the Company’s actual results to differ materially from those presented in its forward-looking statements are set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023, this and our other Quarterly Reports on Form 10-Q, and our other filings with the U.S. Securities and Exchange Commission (the “SEC”), as such risks, uncertainties and other important factors may be updated from time to time in the Company’s subsequent reports.

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
As of September 30, 2024, we owned 1,223 properties consisting of 61.9 million rentable square feet, which were 96% leased, with a weighted-average remaining lease term of 6.3 years. Based on the percentage of annualized rental income on a straight-line basis as of September 30, 2024, approximately 80% of our properties were located in the U.S. and Canada and approximately 20% were located in Europe. In addition, as of September 30, 2024, our portfolio was comprised of 33% Industrial & Distribution properties, 27% Multi-Tenant retail properties, 22% Single Tenant retail properties and 18% Office properties. These represent our four reportable segments and the percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of September 30, 2024. The straight-line rent includes amounts for tenant concessions.
Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 60.5% of our rental income on an annualized straight-line basis for leases in place as of September 30, 2024 was derived from Investment Grade rated tenants, comprised of 31.8% leased to tenants with an actual investment grade rating and 28.7% leased to tenants with an implied investment grade rating. For our purposes, “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of September 30, 2024.
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
Properties
The following table represents a summary by segment of our portfolio of real estate properties as of September 30, 2024:

		Annualized Straight-Line Rent		Annualized Base Rent		Square Feet
Segment	Number of Properties	Amount	%	Amount	%	Amount	%	Occupancy	Weighted-Average Remaining Lease Term (Years) (1)
		(In thousands)		(In thousands)		(In thousands)
Industrial & Distribution	207	$225,229	33%	$219,053	33%	32,040	52%	98%	6.8
Multi-Tenant Retail	103	183,268	27%	185,864	28%	15,174	25%	90%	5.3
Single-Tenant Retail	832	150,702	22%	139,735	21%	7,750	13%	98%	7.8
Office	81	125,474	18%	127,674	18%	6,930	10%	97%	4.3
Total	1,223	$684,673	100%	$672,326	100%	61,894	100%	96%	6.3
__________
(1) If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years is calculated based on square feet as of September 30, 2024.

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
Comparison of the Three Months Ended September 30, 2024 and 2023
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $76.6 million for the three months ended September 30, 2024, as compared to $142.5 million for the three months ended September 30, 2023. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Consolidated revenue from tenants includes only 18 days of revenue attributable to properties acquired from RTL on the Acquisition Date in the September 30, 2023 period. Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Three Months Ended September 30,
(In thousands)	2024	2023
Revenue From Tenants:
Industrial & Distribution	$59,654	$53,767
Multi-Tenant Retail	62,380	13,387
Single-Tenant Retail	38,378	12,212
Office	36,152	38,802
Total Consolidated Revenue From Tenants	$196,564	$118,168
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $59.7 million and $53.8 million for the three months ended September 30, 2024 and 2023, respectively. The majority of the increase in revenue from tenants was driven by a full quarterly period of revenue in the third quarter of 2024 attributable to properties acquired from RTL on the Acquisition Date, the increase from a full quarterly period of revenue in 2024 from other properties acquired since January 1, 2023, with minimal impact from the year-over-year change in average exchange rates during the three months ended September 30, 2024, when compared to the same period last year.
Multi-Tenant Retail
Revenue from tenants in our Multi-Tenant Retail segment was $62.4 million and $13.4 million for the three months ended September 30, 2024 and 2023, respectively. The majority of the increase in revenue from tenants was driven by a full quarterly period of revenue in the third quarter of 2024 attributable to properties acquired from RTL on the Acquisition Date.

Single-Tenant Retail
Revenue from tenants in our Single-Tenant Retail segment was $38.4 million and $12.2 million for the three months ended September 30, 2024 and 2023, respectively. The increase in the third quarter of 2024 was primarily due to a full quarterly period of revenue in the third quarter of 2024 attributable to properties acquired from RTL on the Acquisition Date, with minimal impact from the year-over-year change in average exchange rates during the three months ended September 30, 2024, when compared to the same period last year.
Office
Revenue from tenants in our Office segment was $36.2 million and $38.8 million for the three months ended September 30, 2024 and 2023, respectively. The decrease in the third quarter of 2024 was primarily driven by disposals, partially offset by a full quarterly period of revenue in the third quarter of 2024 attributable to properties acquired from RTL on the Acquisition Date. The year-over-year change in foreign exchange rates had a minimal impact.
Property Operating Expenses
Consolidated property operating expenses includes only 18 days of expenses attributable to properties acquired from RTL on the Acquisition Date in the September 30, 2023 period. Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Three Months Ended September 30,
(In thousands)	2024	2023
Property Operating Expenses:
Industrial & Distribution	$5,494	$3,436
Multi-Tenant Retail	20,170	4,457
Single-Tenant Retail	2,868	737
Office	4,983	4,993
Total Consolidated Property Operating Expenses	$33,515	$13,623
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $5.5 million and $3.4 million for the three months ended September 30, 2024 and 2023, respectively. The increase was primarily due to the timing of our reimbursable costs as well as an increase resulting from a full quarterly period of expenses in the third quarter of 2024 from properties acquired from RTL on the Acquisition Date, with minimal impact from the year-over-year change in average foreign exchange rates during the three months ended September 30, 2024, when compared to the same period last year.
Multi-Tenant Retail
Property operating expenses in our Multi-Tenant Retail were $20.2 million and $4.5 million for the three months ended September 30, 2024 and 2023, respectively. The majority of the increase in property operating expenses was driven by a full quarterly period of expenses in the third quarter of 2024 attributable to properties acquired from RTL on the Acquisition Date.
Single-Tenant Retail
Property operating expenses in our Single-Tenant Retail were $2.9 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively. The increase in the third quarter of 2024 was primarily a result of a full quarterly period of expenses in the third quarter of 2024 from properties acquired from RTL on the Acquisition Date, with minimal impact from the year-over-year change in average foreign exchange rates during the three months ended September 30, 2024, when compared to the same period last year.
Office
Property operating expenses in our Office segment remained consistent at $5.0 million for the three months ended September 30, 2024 and 2023.
Operating Fees to Related Parties
Due to the completion of the Internalization Merger (see below) there were no operating fees paid to related parties in the three months ended September 30, 2024. Operating fees paid to related parties were $8.7 million in the three months ended September 30, 2023. The decline in the quarter ended September 30, 2024 was primarily due to the closing of the Internalization Merger on the Acquisition Date. For additional information, see Note 12 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Impairment Charges
During the three months ended September 30, 2024, the Company determined that 21 of its properties located in the U.S. (19 of which were acquired in the REIT Merger) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, the Company recorded an impairment charge of approximately $38.6 million.
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
Merger, Transaction and Other Costs
We recognized $1.9 million and $43.8 million of merger, transaction and other costs during the three months ended September 30, 2024 and 2023, respectively. The decrease was due to higher advisory, legal and other professional costs incurred in the prior year period that were directly related to the Mergers.
Settlement Costs
We recognized settlement costs in the three months ended September 30, 2023 of $14.6 million, which related to non-cash equity expense for Common Stock issued to Blackwells Capital LLC (“Blackwells Capital”), an affiliate of Blackwells Onshore I LLC (“Blackwells Onshore” and, together with Blackwells Capital, “Blackwells”), and certain others involved with Blackwells proxy solicitation (collectively and, together with Blackwells, the “Blackwells/Related Parties”) under the Cooperation Agreement (as defined in Note 10 — Stockholders’ Equity).
General and Administrative Expenses
General and administrative expenses were $12.6 million and $7.0 million for the three months ended September 30, 2024 and 2023, respectively, primarily consisting of employee compensation/payroll expenses, professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The overall increase in general and administrative expenses was primarily due to a full quarter of expenses in the third quarter of 2024 from the internalization of our management functions (as discussed above), such as employee compensation/payroll expenses.
Equity-Based Compensation
During the three months ended September 30, 2024 and 2023, we recognized equity-based compensation expense of $2.3 million and $10.4 million, respectively. Equity-based compensation in the quarter ended September 30, 2024 consisted of (i) amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the former Advisor or its affiliates who were involved in providing services to us prior to the Internalization; (ii) amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our employees (after the Internalization) and our independent directors and; (iii) amortization expense related to performance stock units (“PSUs”) which were issued in October of 2023. Equity-based compensation for the quarter ended September 30, 2023 included amortization expense for Restricted Shares, RSUs and expense related to our multi-year outperformance agreement entered into with the former Advisor in June 2021 (the “2021 OPP”), which expired on September 11, 2023. The decrease in the third quarter of 2024 as compared to the prior year quarter was due to higher compensation expense recorded in the third quarter of 2023 as a result of an accelerated amortization expense due to a modification to the 2021 OPP (for additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q).
Depreciation and Amortization
Depreciation and amortization expense was $85.4 million and $49.2 million for the three months ended September 30, 2024 and 2023, respectively. The increase in the quarter ended September 30, 2024 as compared to the same quarter last year was due to additional depreciation and amortization expense recorded as a result of the impact of the REIT Merger. In addition, the increase was partially due to the impact of the year-over-year change in average foreign exchange rates during the three months ended September 30, 2024, when compared to the same period last year.

Loss on Dispositions of Real Estate Assets
During the three months ended September 30, 2024 we sold 20 properties, 13 of which were acquired in the REIT Merger, and recorded a net loss of $4.3 million during the three months ended September 30, 2024. During the three months ended September 30, 2023, we sold two properties in the U.S., which were acquired in the REIT Merger, and recorded a net loss of $0.7 million.
Interest Expense
Interest expense was $77.1 million and $41.2 million for the three months ended September 30, 2024 and 2023, respectively. The increase was due to higher non-cash amortization expense due to the amortization of discounts recorded on debt acquired in the REIT Merger. The amount of our total gross debt outstanding was $5.0 billion as of September 30, 2024, as compared to from $5.3 billion as of September 30, 2023. The weighted-average effective interest rate of our total debt was 4.7% as of September 30, 2023 and 4.8% as of September 30, 2024.
The increase in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the three months ended September 30, 2024, when compared to the same period last year. As of September 30, 2024, approximately 11.0% of our total debt outstanding was denominated in EUR, 9.0% of our total debt outstanding was denominated in GBP and 1.0% was denominated in Canadian Dollars (“CAD”). As of September 30, 2023, approximately 10% of our total debt outstanding was denominated in EUR, 8% of our total debt outstanding was denominated in GBP and 1% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of September 30, 2024, approximately 48% of our total debt outstanding was secured and 52% was unsecured, the latter including amounts outstanding under our Revolving Credit Facility and Senior Notes. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates, the level of future borrowings, which will depend on refinancing needs and acquisition activity, and changes in currency exchange rates.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of $0.3 million in the quarter ended September 30, 2024. There was no loss on extinguishment of debt recorded in the quarter ended September 30, 2023.
(Loss) Gain on Derivative Instruments
The loss of $4.7 million on derivative instruments for the three months ended September 30, 2024 and the gain of $3.2 million on derivative instruments for the three months ended September 30, 2023, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by exchange rate changes in the GBP and EUR compared to the USD. For the three months ended September 30, 2024, the loss on derivative instruments consisted of unrealized losses of $4.4 million and realized losses of $0.3 million. For the three months ended September 30, 2023, the gain on derivative instruments consisted of unrealized gains of $1.9 million and realized gains of $1.3 million. The overall gains (or losses) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains or losses are included in AFFO (as defined below).
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

Unrealized Income on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We did not record any income or loss on undesignated foreign currency advances and other hedge ineffectiveness during the quarters ended September 30, 2024 or September 30, 2023.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax benefit (expense) domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $1.3 million and $2.8 million for the three months ended September 30, 2024 and 2023, respectively.
Preferred Stock Dividends
Preferred stock dividends were $10.9 million for the three months ended September 30, 2024 and $6.3 million for the three months ended September 30, 2023. The amounts in both periods represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.
Comparison of the Nine Months Ended September 30, 2024 and 2023
As more fully discussed in Note 1 — Organization to our consolidated financial statements included in this Quarterly Report on Form 10-Q, during the quarter ended September 30, 2023 we completed the Mergers which will affect comparable results from operations until the properties acquired have been held for all periods presented. As a result, comparisons of our period to period financial information as set forth herein may not be meaningful. The historical financial information included herein as of any date, or for any periods, prior to September 12, 2023, represents our financial information, prior to the Mergers, on a stand-alone basis.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $157.9 million for the nine months ended September 30, 2024, as compared to net loss of $179.8 million for the nine months ended September 30, 2023. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Consolidated revenue from tenants includes only 18 days of revenue attributable to properties acquired from RTL on the Acquisition Date in the September 30, 2023 period. Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Revenue From Tenants:
Industrial & Distribution	$183,084	$157,879
Multi-Tenant Retail	196,149	13,387
Single-Tenant Retail	118,112	20,471
Office	108,550	116,607
Total Consolidated Revenue From Tenants	$605,895	$308,344
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $183.1 million and $157.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in revenue from tenants was primarily driven by a full period of revenue in the nine months ended September 30, 2024 attributable to properties acquired from RTL on the Acquisition Date and the increase from a full period of revenue in 2024 from other properties acquired since January 1, 2023, with minimal impact from the year-over-year change in average foreign exchange rates during the nine months ended September 30, 2024, when compared to the same period last year.

Multi-Tenant Retail
Revenue from tenants in our Multi-Tenant Retail segment was $196.1 million and $13.4 million for the nine months ended September 30, 2024 and 2023, respectively. The majority of the increase in revenue from tenants was driven by a full period of revenue in the nine months ended September 30, 2024 attributable to properties acquired from RTL on the Acquisition Date.
Single-Tenant Retail
Revenue from tenants in our Single-Tenant Retail segment was $118.1 million and $20.5 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily due to a full period of revenue in the nine months ended September 30, 2024 attributable to properties acquired from RTL on the Acquisition Date, with minimal impact from the year-over-year change in average foreign exchange rates during the nine months ended September 30, 2024, when compared to the same period last year.
Office
Revenue from tenants in our Office segment was $108.6 million and $116.6 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease as presented in the table above was primarily driven by disposals, partially offset by a full period of revenue in the nine months ended September 30, 2024 attributable to properties acquired from RTL on the Acquisition Date, with minimal impact from the year-over-year change in foreign exchange rates during the nine months ended September 30, 2024, when compared to the same period last year.
Property Operating Expenses
Consolidated property operating expenses includes only 18 days of expenses attributable to properties acquired from RTL on the Acquisition Date in the September 30, 2023 period. Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Property Operating Expenses:
Industrial & Distribution	$15,126	$10,050
Multi-Tenant Retail	65,638	4,457
Single-Tenant Retail	11,414	1,053
Office	14,700	15,242
Total Consolidated Property Operating Expenses	$106,878	$30,802
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $15.1 million and $10.1 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily due to the timing of our reimbursable costs and a full period of expenses in the nine months ended September 30, 2024 attributable to properties acquired from RTL on the Acquisition Date, with minimal impact from the year-over-year change in average foreign exchange rates during the nine months ended September 30, 2024, when compared to the same period last year.
Multi-Tenant Retail
Property operating expenses in our Multi-Tenant Retail were $65.6 million and $4.5 million for the nine months ended September 30, 2024 and 2023, respectively. The majority of the increase in property operating expenses was driven by a full period of expenses in the nine months ended September 30, 2024 attributable to properties acquired from RTL on the Acquisition Date.
Single-Tenant Retail
Property operating expenses in our Single-Tenant Retail were $11.4 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily due to an increase in property operating expenses resulting from a full period of expenses in the nine months ended September 30, 2024 attributable to properties acquired from RTL on the Acquisition Date and a full period of property operating expenses from other properties acquired since January 1,

2023, with minimal impact from the year-over-year change in average foreign exchange rates, when compared to the same period last year.
Office
Property operating expenses in our Office segment were $14.7 million and $15.2 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily due to the timing of our reimbursable expenses, with minimal impact from the year-over-year change in average foreign exchange rates.
Operating Fees to Related Parties
Due to the completion of the Internalization Merger (see below) there were no operating fees paid to related parties in the nine months ended September 30, 2024. Operating fees paid to related parties were $28.9 million in the nine months ended September 30, 2023. The decline in the nine months ended September 30, 2024 was primarily due to the closing of the Internalization Merger on the Acquisition Date. For additional information, see Note 12 — Related Party Transactions to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Impairment Charges
During the nine months ended September 30, 2024, we determined that the fair values of 33 of our properties located in the U.S. (28 of which were acquired in the REIT Merger) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, we recorded an impairment charge of approximately $70.3 million. The majority of the impairment charges in the first nine months of 2024 were due to legacy GNL properties.
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
Merger, Transaction and Other Costs
We recognized $4.2 million and $50.1 million of merger, transaction and other costs during the nine months ended September 30, 2024 and 2023, respectively. The decrease was due to higher advisory, legal and other professional costs incurred in the prior year period that were directly related to the Mergers.
Settlement Costs
We recognized settlement costs of $29.7 million during the nine months ended September 30, 2023, which related to the cash reimbursement of approximately $8.8 million of expenses to the Blackwells/Related Parties and non-cash equity expense recorded in the nine months ended September 30, 2023 of approximately $20.9 million for Common Stock that was ultimately issued to Blackwells under the Cooperation Agreement (as defined in Note 10 — Stockholders’ Equity to our consolidated financial statements in this Quarterly Report on Form 10-Q ).
General and Administrative Expenses
General and administrative expenses were $44.0 million and $23.3 million for the nine months ended September 30, 2024 and 2023, respectively, and primarily consist of employee compensation/payroll expenses, professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The overall increase in general and administrative expenses was primarily due to a full period of expenses in the nine months ended September 30, 2024 from the internalization of our management functions (as discussed above).
Equity-Based Compensation
During the nine months ended September 30, 2024 and 2023, we recognized equity-based compensation expense of $6.6 million and $16.2 million, respectively. Equity-based compensation in the nine months ended September 30, 2024 consisted of (i) amortization of Restricted Shares granted to employees of the former Advisor or its affiliates who were involved in providing services to us prior to the Internalization; (ii) amortization of RSUs granted to our employees (after the Internalization) and our independent directors and; (iii) amortization expense related to PSUs which were issued in October of 2023. Equity-based compensation for the nine months ended September 30, 2023 included amortization expense for Restricted Shares, RSUs and expense related to the 2021 OPP, which expired on September 11, 2023. The decrease in the nine months ended September 30, 2024 as compared to the prior year quarter was due to higher compensation expense recorded in the third quarter of 2023 as a result of an accelerated amortization expense due to a modification to the 2021 OPP (for additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q).
Depreciation and Amortization
Depreciation and amortization expense was $266.9 million and $123.6 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in the first nine months of 2024 compared to the first nine months of 2023 was due to additional depreciation and amortization expense recorded for a full period in the nine months ended September 30, 2024 as a result of the impact of the REIT Merger and the year-over-year change in average foreign exchange rates during the nine months ended September 30, 2024, when compared to the same period last year.
Gain (Loss) on Dispositions of Real Estate Investments
During the nine months ended September 30, 2024, we sold 75 properties, 64 which were acquired in the REIT Merger, and recorded a net gain of $35.7 million. During the nine months ended September 30, 2023, we sold two properties, which were acquired in the REIT Merger, and recorded a net loss of $0.7 million
Interest Expense
Interest expense was $249.7 million and $95.8 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was due to higher non-cash amortization expense due to the amortization of discounts recorded on debt acquired in the REIT Merger. The net amount of our total gross debt outstanding was $5.3 billion as of September 30, 2023 as compared to $5.0 billion as of September 30, 2024. The weighted-average effective interest rate of our total debt was 4.7% as of September 30, 2023 and 4.8% as of September 30, 2024.
The increase in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the nine months ended September 30, 2024, when compared to the same period last year. As of September 30, 2024, approximately 11.0% of our total debt outstanding was denominated in EUR, 9.0% of our total debt outstanding was denominated in GBP and 1.0% was denominated in CAD. As of September 30, 2023, approximately 10% of our total debt outstanding was denominated in EUR, 8% of our total debt outstanding was denominated in GBP and 1% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of September 30, 2024, approximately 48% of our total debt outstanding was secured and 52% was unsecured, including amounts outstanding under our Revolving Credit Facility and Senior Notes. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates as well as our level of future borrowings, which will depend on refinancing needs and acquisition activity.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of $13.5 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, was primarily due to cash payments made during the second quarter of 2023 upon repaying certain mortgage loans, primarily related to the fee required to be paid upon repayment of the mortgage loan that encumbered our McLaren properties in the U.K. This mortgage loan was assumed as part of our acquisition of the McLaren properties in 2021 and included the fee noted above in the terms of the mortgage.
(Loss) Gain on Derivative Instruments
The loss on derivative instruments of $2.6 million and gain of $0.8 million for the nine months ended September 30, 2024 and 2023, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD. For the nine months ended September 30, 2024, the lossn on derivative instruments consisted of unrealized losses of $2.9 million and realized gains of $0.3 million. For the nine months ended September 30, 2023, the gain on derivative instruments was $0.8 million, which consisted of unrealized losses of $2.3 million and realized gains of $3.1 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included in AFFO (as defined below).
We recorded a gain of $1.3 million on undesignated foreign currency advances and other hedge ineffectiveness, related to the accelerated reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur, for the nine months ended September 30, 2024. We did not record any gains or losses on undesignated foreign currency advances and other hedge ineffectiveness for the nine months ended September 30, 2023.

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
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $3.5 million and $9.0 million for the nine months ended September 30, 2024 and 2023 respectively.
Preferred Stock Dividends
Preferred stock dividends were $32.8 million and $16.5 million for the nine months ended September 30, 2024 and 2023, respectively. The amounts in the nine months ended September 30, 2024 represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.
Cash Flows from Operating Activities
The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to related parties for asset and property management services (prior to the internalization of our advisory and property management functions) and interest payments on outstanding borrowings.
During the nine months ended September 30, 2024, net cash provided by operating activities was $224.7 million. Cash flows provided by operating activities during the nine months ended September 30, 2024 reflect net loss of $125.1 million, adjusted for non-cash items of $411.3 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, bad debt expense, unbilled straight-line rent (including the effect of adjustments due to rent deferrals), equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other non-cash items). In addition, operating cash flow was impacted by lease incentive and commission payments of $0.8 million and a net decrease of $25.1 million in working capital items due to an increase in prepaid expenses and other assets of $14.0 million, a decrease in accounts payable and accrued expenses of $9.8 million and a decrease in prepaid rent of $1.4 million.
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
Cash Flows from Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2024 of $515.3 million consisted of net proceeds from dispositions of $547.6 million, partially offset by capital expenditures of $32.8 million.
Net cash used in investing activities during the nine months ended September 30, 2023 of $553.8 million consisted of property acquisitions of $81.4 million and capital expenditures of $29.6 million, partially offset by net cash used to complete Mergers of $450.8 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $730.3 million during the nine months ended September 30, 2024 was a result of net payments of principal on mortgage notes payable of $275.2 million, net paydowns of borrowings under our Revolving Credit Facility of $192.4 million, dividends paid to common stockholders of $208.7 million, dividends paid to holders of our Series A Preferred Stock of $9.2 million, dividends paid to holders of our Series B Preferred Stock of $6.1 million, dividends paid to holders of our Series D Preferred Stock of $11.2 million, dividends paid to holders of our Series E Preferred Stock of

$6.4 million, payments for early extinguishment of debt charges of $13.1 million and cash paid for financing costs of $7.6 million.
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
Liquidity and Capital Resources
Our principal future needs for cash and cash equivalents include the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, repayment of certain debt obligations, which includes our continuing debt service obligations and dividends to holders of our Common Stock and Preferred Stock, as well as to any future class or series of preferred stock we may issue. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $127.2 million and $121.6 million, respectively. See discussion above for how our cash flows from various sources impacted our cash.
Management expects that cash generated from operations, supplemented by our existing cash will be sufficient to fund, in the near term and long term, the payment of quarterly dividends to our common stockholders and holders of our Preferred Stock, as well as anticipated capital expenditures. During the nine months ended September 30, 2024, cash generated from operations covered 93% of our dividends paid. In addition, we plan on managing our leverage by using proceeds from strategic or opportunistic dispositions to reduce our debt pursuant to our previously announced 2024 strategic disposition plan, and we currently have entered into purchase and sale agreements (“PSAs”) and non-binding letters of intent (“LOIs”) totaling an aggregate of $371.4 million. The PSAs and LOIs are subject to conditions and there can be no assurance we will be able to complete these dispositions on their contemplated terms, or at all.
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
Acquisitions and Dispositions — Nine Months Ended September 30, 2024
During the three and nine months ended September 30, 2024, we sold 20 and 75 properties, respectively, 13 and 64 of which were acquired in the REIT Merger, respectively. The properties sold in the three and nine months ended September 30, 2024 were sold for an aggregate contract price of $247.3 million and $568.7 million, respectively.
We did not acquire any properties during the three and nine months ended September 30, 2024.
Acquisitions and Dispositions Subsequent to September 30, 2024 and Pending Transactions
Subsequent to September 30, 2024, we disposed of 12 properties for an aggregate price of $10.0 million. In addition, we have signed definitive PSAs to dispose of 94 properties for a contract purchase price of $241.0 million and we have signed non-binding LOIs to dispose of 23 properties for an aggregate sale price of $130.5 million.
Equity Offerings
Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which we may sell shares of Common Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Common Stock ATM Program having an aggregate offering amount of up to $285.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $500.0 million ($285.0 million was sold under our previous registration statement). During the three months ended September 30, 2024, we did not sell any shares of Common Stock through the Common Stock ATM Program.
Preferred Stock

We have an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may sell shares of Series B Preferred Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Series B Preferred Stock ATM Program having an aggregate offering amount of up to $170.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $200.0 million. During the three months ended September 30, 2024, we did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Borrowings
As of September 30, 2024 and December 31, 2023, we had total gross debt outstanding of $5.0 billion, and $5.4 million, respectively, bearing interest at weighted-average interest rates per annum equal to 4.8% and 4.8%, respectively.
As of September 30, 2024, 91% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 4.7% per annum. As of September 30, 2024, 9% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 6.3% per annum. The total gross carrying value of unencumbered assets as of September 30, 2024 was $4.67 billion, of which approximately $4.64 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not currently available to serve as collateral for future borrowings.
Our debt leverage ratio was 64.0% and 65.0% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the weighted-average maturity of our indebtedness was 3.2 years. We believe we have the ability to service our debt obligations as they come due.
As noted above, we plan on managing our leverage by using proceeds from strategic or opportunistic dispositions to reduce our debt, and we currently have entered into PSAs and LOIs totaling an aggregate of $371.4 million.
Senior Notes
In connection with the REIT Merger, we assumed and became a guarantor under RTL’s $500.0 million aggregate principal, 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”), pursuant to a supplemental indenture governing the 4.50% Senior Notes. Both the 4.50% Senior Notes and the 3.75% Senior Notes do not require any principal payments prior to maturity. As of September 30, 2024, the carrying amount of the outstanding Senior Notes on our balance sheets totaled $900.9 million which is net of $99.1 million of deferred financing costs and discounts, and as of December 31, 2023 the carrying amount of the outstanding Senior Notes on our balance sheets totaled $886.0 million, which is net of $114.0 million of deferred financing costs. See Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Senior Notes and related covenants.
Mortgage Notes Payable
As of September 30, 2024 and December 31, 2023, we had secured mortgage notes payable of $2.3 billion and $2.5 billion, respectively, net of mortgage discounts and deferred financing costs. All of our current mortgage loans require payment of interest-only with the principal due at maturity. We have $0.3 million of principal payments due on our mortgages during the remainder of 2024. Other significant activity related to our mortgage notes payable was as follows (see Note 5 — Mortgage Notes Payable, Net for additional information):
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
Credit Facility
As of September 30, 2024 and December 31, 2023, outstanding borrowings under our Revolving Credit Facility were $1.6 billion and $1.7 billion, respectively. During the nine months ended September 30, 2024, we made net additional paydowns of $192.4 million on the Revolving Credit Facility. As of September 30, 2024, approximately $125.4 million was available for future borrowings under the Revolving Credit Facility.
In April 2024, we completed the CMBS Loan II financing and used the net proceeds to pay down draws on the USD portion of the Revolving Credit Facility. Also in April 2024, we repaid our mortgage loan that encumbered its McLaren properties in the United Kingdom (as noted above) using borrowings under the GBP portion of the Revolving Credit Facility.
The Credit Agreement requires payments of interest only prior to maturity. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of us and our subsidiaries plus either (i) the Base Rate (as defined in the Credit Agreement) or (ii) the applicable Benchmark Rate (as defined in the Credit Facility) for the currency being borrowed. The applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. These spreads reflect a reduction from the previous spreads. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, (i) if we achieve an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on our credit rating, and (ii) the “floor” on the applicable Benchmark is 0%. As of September 30, 2024, the Revolving Credit Facility had a weighted-average effective interest rate of 5.8% after giving effect to interest rate swaps in place.
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
Covenants
As of September 30, 2024, we were in compliance with the covenants under the Indenture governing the 3.75% Senior Notes, the indenture governing the 4.50% Senior Notes and the Credit Agreement (see Note 6 — Revolving Credit Facility and Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Revolving Credit Facility and Senior Notes and the related covenants).
As of September 30, 2024, we were in compliance with all property-level debt covenants with the exception of four property-level debt instruments. For those four property-level debt instruments, we either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under our Revolving Credit Facility. While the restricted cash cannot not be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on our ability to operate the impacted assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net loss attributable to common stockholders (in accordance with GAAP)	$(76,571)	$(142,488)	$(157,858)	$(179,834)
Impairment charges	38,583	65,706	70,312	65,706
Depreciation and amortization	85,430	49,232	266,923	123,558
Gain (loss) on dispositions of real estate investments	4,280	684	(35,689)	684
FFO (as defined by NAREIT) attributable to common stockholders	51,722	(26,866)	143,688	10,114
Merger, transaction and other costs (1)	1,901	43,765	4,234	50,143
Settlement costs (2)	—	14,643	—	29,727
Loss on extinguishment of debt	317	—	13,465	404
Core FFO attributable to common stockholders	53,940	31,542	161,387	90,388
Non-cash equity-based compensation	2,309	10,444	6,622	16,239
Non-cash portion of interest expense	2,496	2,046	7,470	6,214
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	1,805	1,444	5,931	3,696
Straight-line rent	(5,343)	(2)	(15,254)	(3,676)
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness	—	—	(1,332)	—
Eliminate unrealized losses (gains) on foreign currency transactions (3)	4,360	(1,933)	2,871	2,345
Amortization of discounts on mortgages and senior notes	14,156	3,374	53,574	3,838
Expenses attributable to 2023 proxy contest and related litigation (4)	—	14	—	9,101
Expenses attributable to European tax restructuring (5)	—	—	485	—
Transition costs related to the Merger and Internalization (6)	138	—	3,959	—
Forfeited disposition deposit (7)	(5)	—	(201)	—
AFFO attributable to common stockholders	$73,856	$46,929	$225,512	$128,145

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$51,722	$(26,866)	$143,688	$10,114
Core FFO attributable to common stockholders	$53,940	$31,542	$161,387	$90,388
AFFO attributable to common stockholders	$73,856	$46,929	$225,512	$128,145
_________
(1)For the three and nine months ended September 30, 2024 and 2023, these costs primarily consist of advisory, legal and other professional costs that were directly related to the REIT Merger and Internalization Merger.
(2)In the three and nine months ended September 30, 2023, we recognized these settlement costs which include one-half of the reasonable, documented, out-of pocket expenses (including legal fees) incurred by the Blackwells/Related Parties in connection with the proxy contest and related litigation as well as expense for Common Stock issued to the Blackwells/Related Parties.
(3)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended September 30, 2024, the loss on derivative instruments was $4.7 million, which consisted of unrealized losses of $4.4 million and realized losses of $0.3 million. For the nine months ended September 30, 2024, the loss on derivative instruments was $2.6 million, which consisted of unrealized losses of $2.9 million and realized gains of $0.3 million. For the three months ended September 30, 2023, the gain on derivative instruments was $3.2 million, which consisted of unrealized gains of $1.9 million and realized gains of $1.3 million. For the nine months ended September 30, 2023, the gain on derivative instruments was $0.8 million, which consisted of unrealized losses of $2.3 million and realized gains of $3.1 million.
(4)Amounts relate to general and administrative expenses incurred for our 2023 proxy contest and related Blackwells/Related Parties litigation (as described herein). We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased its AFFO for these amounts.
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

	Three Months Ended						Nine Months Ended September 30, 2024
	March 31, 2024		June 30, 2024		September 30, 2024
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$81,733		$63,483		$63,466		$208,682
Dividends to holders of Series A Preferred Stock	3,081		3,081		3,081		9,243
Dividends to holders of Series B Preferred Stock	2,018		2,018		2,018		6,054
Dividends to holders of Series D Preferred Stock	3,718		3,720		3,719		11,157
Dividends to holders of Series E Preferred Stock	2,118		2,118		2,118		6,354
Distributions to holders of Class A Units	41		32		32		105
Total dividends and distributions	$92,709		$74,452		$74,434		$241,595

Source of dividend and distribution coverage:
Cash flows provided by operations	$92,186	99.4%	$70,359	94.5%	$62,126	83.5%	$224,671	93.0%
Available cash on hand	523	0.6%	4,093	5.5%	12,308	16.5%	16,924	7.0%
Total sources of dividend and distribution coverage	$92,709	100.0%	$74,452	100.0%	$74,434	100.0%	$241,595	100.0%

Cash flows provided by operations (GAAP basis)	$92,186		$70,359		$62,126		$224,671

Net loss attributable to common stockholders (in accordance with GAAP)	$(34,687)		$(11,913)		$(29,971)		$(76,571)
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of September 30, 2024, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 2.4%. To help mitigate the adverse impact of inflation, approximately 80.0% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due under these leases over time by an average cumulative increase of 1.3% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of September 30, 2024, based on straight-line rent, approximately 60.0%, are fixed-rate with increases averaging 1.7%, 15.3% are based on the Consumer Price Index, subject to certain caps, 4.6% are based on other measures, and 20.0% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2024. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Dated: November 6, 2024