Form 10-K
period 2024-12-31
Global Net Lease, Inc.
filed 2025-02-27
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.7 billion based on the closing sales price on the New York Stock Exchange as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 24, 2025, the registrant had 230,783,453 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

GLOBAL NET LEASE, INC.

FORM 10-K
Year Ended December 31, 2024

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements regarding the intent, belief or current expectations of Global Net Lease, Inc. (“we,” “our,” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “projects,” “potential,” “predicts,” “expects,” “plans,” “intends,” “would,” “could,” “should” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those contemplated by such forward-looking statements. We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks that any potential future acquisition or disposition (including the RCG Multi-Tenant Retail Disposition (as defined below)) by the Company is subject to market conditions, capital availability and timing considerations and may not be identified or completed on favorable terms, or at all. Some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Annual Report on Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report on Form 10-K).

PART I
Item 1. Business.
Overview
We are an internally managed real estate investment trust (“REIT) for United States (“U.S.”) federal income tax purposes that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S., and Western and Northern Europe. Historically, we focused on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which consisted primarily of mission-critical, single tenant net-lease assets. As a result of acquiring RTL in the quarter ended September 30, 2023, we acquired a diversified portfolio of 989 properties consisting of primarily necessity-based retail single-tenant and multi-tenant properties located in the U.S. Until September 12, 2023, we were managed by Global Net Lease Advisors, LLC (the “Advisor”), who managed our day-to-day business with the assistance of the property manager, Global Net Lease Properties, LLC (the “Property Manager”), who managed and leased our properties to third parties. Prior to September 12, 2023, the former Advisor and the Property Manager were under common control with AR Global Investments, LLC (“AR Global”), and these related parties had historically received compensation and fees for various services provided to us. On September 12, 2023, we internalized our advisory and property management functions as well as the advisory and property management functions of RTL. For additional information on the acquisition of RTL and the internalization of our advisory and property management services and RTL’s advisory and property management functions, see Note 3 — The Mergers and Note 12 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K.
As of December 31, 2024, we owned 1,121 properties consisting of 60.7 million rentable square feet, which were 97% leased, with a weighted-average remaining lease term of 6.2 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2024, approximately 80% of our properties were located in the U.S. and Canada and approximately 20% were located in Europe. In addition, as of December 31, 2024, our portfolio was comprised of 34% Industrial & Distribution properties, 28% Multi-Tenant retail properties, 21% Single-Tenant Retail properties and 17% Office properties. These represent our four reportable segments and the percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of December 31, 2024. The straight-line rent includes amounts for tenant concessions.
The Acquisition of The Necessity Retail REIT and the Internalization
As noted above, on September 12, 2023 (the “Acquisition Date”), the REIT Merger and the Internalization Merger (both as defined in Note 3 — The Mergers to our consolidated financial statements included in this Annual Report on Form 10-K) were consummated (collectively, the “Mergers”). See Note 3 — The Mergers to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Investment Strategy
Our current strategic focus has been on reducing our leverage through select dispositions, prioritizing non-core assets and opportunistic sales. On a long-term basis, we seek to:
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
•enter into new leases with contractual rent escalations or inflation adjustments included in the lease terms; and
•enhance the diversity of our asset base by continuously evaluating opportunities in different geographic regions of the U.S., Canada, and Europe.
In evaluating prospective investments, we consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting it, the creditworthiness of its major tenants, its income producing capacity, its physical condition, its prospects for appreciation and liquidity, tax considerations and other factors. In this regard, we have substantial discretion with respect to the selection of specific investments, subject to approval for certain investments by and any guidelines established by our board of directors (the “Board”) or the Finance Committee of the Board. We may change our business strategy, including the assets we seek to acquire, in the absolute discretion of our Board.
We may also originate or acquire first mortgage loans, mezzanine loans, preferred equity or securitized loans (secured by real estate) but do not currently own any of these asset types.
We own assets located in ten countries and territories. As of December 31, 2024, we leased space to 705 different tenants doing business across 90 different industries. As of December 31, 2024, no industry represented more than 10% of our portfolio’s rental income on a straight-line basis and our portfolio was 97% occupied.

Tenants and Leasing
We are focused over the long term on acquiring strategically located properties in the U.S. and strong sovereign debt rated countries in Western and Northern Europe. Over the short term, we remain focused on managing our leverage, which we expect will include strategic or opportunistic dispositions. Over the course of calendar year 2024 we closed transactions for the sale of an aggregate of approximately $835.0 million of assets under our 2024 strategic disposition initiative. We continuously monitor improving or deteriorating credit quality for asset management opportunities which we review in-house using Moody’s Analytics.
Our single-tenant properties and our multi-tenant anchor spaces are leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. For our purposes, “Investment Grade” for our properties includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s Analytics tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of December 31, 2024. A total of 60.5% of our rental income on an annualized straight-line basis for leases in place as of December 31, 2024 was derived from Investment Grade rated tenants, comprised of 31.4% leased to tenants with an actual investment grade rating and 29.1% leased to tenants with an implied investment grade rating.
As of December 31, 2024, our portfolio had a weighted-average remaining lease term of 6.2 years (based on square feet as of the last day of the applicable quarter), as compared to 6.8 years as of December 31, 2023. As of December 31, 2024, approximately 81% of our leases with our tenants contained rent escalation provisions that increase the cash rent that is due over time by an average cumulative increase of 1.3% per year. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Inflation” found later in this Annual Report on Form 10-K.
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
Employees and Human Capital Resources
As of December 31, 2024, we had 73 employees located across the United States (69 employees) and Europe (four employees).
None of our employees is represented by a labor union or covered by a collective bargaining agreement. We believe we enjoy good relationships with our employees. Our human capital resources objectives center around employee engagement, fostering our culture, and leadership development in order to attract and retain talented and well-qualified employees. Our compensation program, including competitive salaries and other benefits, are designed to attract, hire, retain and motivate highly qualified employees and executives. We strive to recognize and reward noteworthy performance, evaluated through periodic reviews with each employee. We also offer training and development opportunities for our employees. In 2024, we offered training and development for our employees, which included anti-harassment training, cybersecurity training, and site manager training.
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
Summary Risk Factors
•We may be unable to enter into contracts for and complete property acquisitions or dispositions on advantageous terms and our property acquisitions may not perform as we expect.
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
•We have substantial indebtedness and we may incur significant additional indebtedness and other liabilities. Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
•We depend on tenants for our rental revenue and, accordingly, our rental revenue depends upon the success and economic viability of our tenants. If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
•Retail conditions and decreased demand for office space may adversely affect our rental revenues.
•In owning properties we may experience, among other things, unforeseen costs associated with complying with laws and regulations, including those related to environmental matters, and other costs, potential difficulties selling properties and potential damages or losses resulting from climate change.
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
In the near term, we expect to continue to focus on disposing properties to reduce our existing indebtedness. On February 25, 2025, we entered into a Purchase and Sale Agreement (“RCG PSA”) with certain affiliates of RCG Ventures Holdings, LLC (“RCG”), to sell a real estate portfolio comprised of 100 multi-tenant retail centers located in 28 states for a base purchase price of approximately $1.78 billion, subject to customary purchase price adjustments (“RCG Multi-tenant Retail Disposition”). Over the longer term, we expect to continue acquiring properties, which may include single-tenant or multi-tenant properties. For additional information on the proposed RCG Multi-Tenant Retail Disposition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Pending Transactions – RCG Multi-tenant Retail Disposition” herein. There is no assurance that we will be able to dispose of properties on terms that are found favorable to us or at the time we wish to do so. In addition, we may not have funds available to correct defects or make improvements that are necessary or desirable before the sale of a property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, as a REIT, our ability to sell properties that have been held for less than two years is limited as any gain recognized on the sale or other disposition of such property could be subject to the 100% prohibited transaction tax, as discussed in more detail below. We also may not recognize the anticipated benefits of completed dispositions or other divestitures we may pursue in the future.
Over the longer term, we expect to continue acquiring properties, including both single-tenant and multi-tenant properties. Pursuing our longer term investment objective exposes us to numerous risks, including:
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
Historically, there have been periods where the global equity and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of equity and debt securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have recently materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. These factors may make it more difficult for us to buy or sell properties and may adversely affect the price we purchase or receive for properties, as we and prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the equity and credit markets may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or debt securities.

We cannot assure you that we will be able to obtain debt financing or raise equity on terms favorable or acceptable to us or at all. If we are unable to do so, our ability to successfully pursue our long-term strategy of growth through property acquisitions will be limited.
If we are not able to increase the amount of cash we have available to pay dividends, we may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels.
We cannot guarantee that we will be able to pay dividends on a regular basis on our Common Stock, Preferred Stock or any other class or series of stock we may issue in the future. Any accrued and unpaid dividends payable with respect to our Preferred Stock must be paid upon redemption of those shares. Decisions regarding the frequency and amount of any future dividends we pay on our Common Stock will remain at all times entirely at the discretion of our Board, which reserves the right to change our dividend policy at any time and for any reason.
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
Our cash flows provided by operations were $299.5 million for the year ended December 31, 2024. During this period, we paid total dividends of $316.3 million, including payments to holders of our Common Stock, Preferred Stock and distributions to holders of LTIP Units. In prior periods, we have funded a larger portion of the amounts required to fund the dividends we pay from cash on hand, consisting of proceeds from borrowings, and we may need to do so in the future.
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
•a decrease in the market value of our properties, which may limit our ability to obtain debt financing;
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
Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2024, 20% of our properties were located in Europe, primarily in the United Kingdom, The Netherlands, Finland, France, Germany, and the Channel Islands, and 80% of our properties were located in the U.S. and Canada. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the U.S. Foreign investments pose several risks, including the following:
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
The failure of our operating infrastructure to support such international investments, could result in operational failures, regulatory fines, or other governmental sanctions. We may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements. Failure to comply with applicable requirements may expose us, our operating subsidiaries, or the entities we manage to additional liabilities.
Investments in properties or other real estate investments outside the U.S. subject us to foreign currency risk.
Investments we make outside the U.S. are generally subject to foreign currency risk due to fluctuations in exchange rates between foreign currencies and the USD. Revenues generated from properties or other real estate investments located in foreign countries are generally denominated in the local currency but reflected as USD on our consolidated financial statements. As of December 31, 2024, we had $2.3 billion ($2.2 billion and €74.0 million) of gross mortgage notes payable. Further, as of December 31, 2024, we had $1.4 billion ($0.5 billion, £344.0 million, €422.1 million and C$38.0 million) in outstanding debt under the Revolving Credit Facility.
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
A major tenant default may have an adverse impact on our results of operations.
The value of our investment in real estate assets is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments. No single tenant accounted for 5% or more of our consolidated annualized rental income on a straight-line basis as of December 31, 2024, however this may change in the future.
A high concentration of our properties in a particular geographic area magnifies the effects of downturns in that geographic area and could have a disproportionate adverse effect on the value of our investments and results of operations.
As of December 31, 2024, the following countries and states accounted for 5% or more of our consolidated annualized rental income on a straight-line basis:

Country	December 31, 2024
European Countries:
United Kingdom	10%
Other European Countries	10%
Total European Countries	20%
United States and Canada:
Michigan	9%
Ohio	6%
Texas	6%
North Carolina	5%
Other States and Canada	54%
Total United States and Canada	80%
Total	100%
Likewise, a high concentration of our tenants in a similar industry magnifies the effects of downturns in that industry and would have a disproportionate adverse effect on the value of investments and results of operations.
If tenants of our properties are concentrated in a certain industry category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2024, the following industries had concentrations of properties accounting for 5.0% or more of our consolidated annualized rental income on a straight-line basis:

Industry	December 31, 2024
Financial Services	7%
Auto Manufacturing	6%
Discount Retail	6%
Specialty Retail	5%
Healthcare	5%
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
If a lease for one of our single-tenant properties is terminated or not renewed or, in the case of a mortgage loan, if we take possession through a foreclosure action, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. Additionally, if we cannot obtain another tenant with comparable building structural space and configuration needs, we may be required to modify the property for a different use, which may involve a significant capital expenditure and a delay in re-leasing the property. Some of our properties are “special use single-tenant properties” that may be relatively illiquid compared to other types of real estate and financial assets limiting our ability to quickly change our portfolio in response to changes in economic or other conditions.
There is no assurance that we could obtain a substitute tenant on acceptable terms. These and other limitations may adversely affect the cash flows from, lead to a decline in value of or eliminate the return on investment of, our single-tenant properties.
Our real estate investments are generally illiquid which could significantly impede our ability to respond to market conditions or adverse changes in the performance of our tenants or our properties and which would harm our financial condition.
Our investments are relatively difficult to sell quickly. As a result of this illiquidity, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial or investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objective by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes adversely affecting the tenant of a property, changes adversely affecting the area in which a particular property is located, adverse changes in the financial condition or prospects of prospective purchasers and changes in local, national or international economic conditions.
In addition, the Internal Revenue Code of 1986, as amended (the “Code”), imposes restrictions on a REIT's ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.
Retail conditions and decreased demand for office space may adversely affect our revenues.
Approximately 28% of our annualized straight-line rent (calculated as of December 31, 2024) is attributable to our Multi-Tenant Retail segment. The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of anchored shopping centers and other large retailing companies, the ongoing consolidation in the retail and grocery sector, changes in consumer preferences and spending, excess amounts of retail space in a number of markets and competition for tenants in the markets, as well as the increasing use of the Internet by retailers and consumers and adoption and use of mobile electronic devices by consumers. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same multi-tenant property, or by a reduction in traffic to these stores resulting from a regional economic downturn, a general downturn in the local area where our property is located, or a decline in the desirability of the shopping environment of a particular retail property.
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
In addition, approximately 17% of our annualized straight-line rent (calculated as of December 31, 2024) is attributable to our Office segment. In recent years, the market for office space has seen a shift in the use of space due to the widespread practices of telecommuting, videoconferencing, and renting shared workspaces, which accelerated at the onset of the COVID-19 pandemic. These trends have led, and may in the future lead, to more efficient office layouts and a decrease in square feet leased per employee. The impact of alternative workspaces and technology could result in tenant downsizings upon renewal, or tenants seeking office space outside of typical central business districts. These trends could cause an increase in vacancy rates at office buildings and a decrease in demand for new supply, and could materially and adversely affect us.
A shift in retail shopping from brick-and-mortar stores to online shopping may have an adverse impact on our Multi-Tenant Retail segment tenants.
Many retailers operating brick and mortar stores have made online sales a piece of their business. There can be no assurance that our Multi-Tenant Retail segment strategy of building a diverse portfolio focused on properties leased to necessity-based, service retail and experiential retail tenants, will insulate us from the effects online commerce has had on some retail operators. The shift to online shopping, including online orders for immediate delivery or pickup in store, has further accelerated, and may cause further declines in brick-and-mortar sales generated by retail tenants and may cause certain of our tenants to reduce the size or number of their retail locations. Our grocery store tenants are incorporating e-commerce concepts through home delivery or curbside pickup, which could reduce foot traffic at our properties and reduce the demand for these properties. Traditional grocery chains are also subject to increasing competition from new market participants and food retailers who have incorporated the Internet as a direct-to-consumer channel and Internet-only retailers that sell grocery products. Such increased competition from non-traditional competitors, some of which may have different business models and larger profit margins, could lead to a deterioration in our tenants’ businesses. This shift may adversely affect our occupancy and rental rates, which would affect our revenues and cash flows. Changes in shopping trends as a result of the growth in e-commerce may also affect the profitability of retailers that do not adapt to changes in market conditions. These conditions may adversely impact our results of operations and cash flows if we are unable to meet the needs of our tenants or if our tenants encounter financial difficulties as a result of changing market conditions. We cannot predict with certainty the future needs or wants tenants, what retail spaces will look like, or how much revenue will be generated at traditional brick and mortar locations. If we are unable to anticipate and respond promptly to trends in the market (such as space for a drive through or curbside pickup), our occupancy levels and rental rates may decline in our Multi-Tenant Retail segment.
Our revenue in our Multi-Tenant Retail segment is impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
Any anchor tenant, which we define as a tenant that occupies over 10,000 square feet of one of our Multi-Tenant Retail properties, may become insolvent, may suffer a downturn in its business, or may decide not to renew its lease. Any of these events would likely result in the tenant reducing, or ceasing to make, rental payments. In addition to the impact on rental payments, any tenant experiencing a downturn in its business, including as a result of adverse economic conditions, may choose to delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. A lease termination by an anchor tenant could result in lease terminations or reductions in rent payments by other tenants whose leases permit cancellation or rent reduction if another tenant’s lease is terminated.
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
Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business may have a higher probability of filing for bankruptcy or insolvency. In bankruptcy or insolvency proceedings in the United States, a tenant may have the option of vacating a property instead of paying rent, reducing our revenues and limiting our options until the impacted property is released from the bankruptcy or insolvency proceeding.
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
Based on annualized rental income on a straight-line basis as of December 31, 2024, approximately 40% of our tenants were not evaluated or ranked by credit rating agencies, or were ranked below “investment grade,” which, for our purposes, includes both actual investment grade ratings of the tenant and “implied investment grade rating,” which includes ratings of the tenant’s parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or lease guarantor. The term “parent” for these purposes includes any entity, including any governmental entity owning more than 50% of the voting stock of the tenant. Implied Investment Grade ratings are also determined using a proprietary Moody’s Analytics tool, which creates an implied rating by measuring an entity’s probability of default. Leases with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than would long-term leases with tenants who have actual investment grade ratings. When we lease to, or acquire properties with, a tenant that does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
You should not rely solely on the credit ratings of our tenants.
Some of our tenants, guarantors and/or their parent or sponsor entities are rated by certain rating agencies. In certain instances, we may disclose the credit ratings of our tenants or their parent or sponsor entities even though those parent or sponsor entities are not liable for the obligations of the tenant or guarantor under the lease. Any such credit ratings are subject to ongoing evaluation by these credit rating agencies and we cannot assure you that any such ratings will not be changed or withdrawn by these rating agencies in the future if, in their judgment, circumstances warrant. A credit rating is not a guarantee and only reflects the rating agency’s opinion of an entity’s ability to meet its financial commitments, such as its payment obligations to us under the relevant lease, in accordance with their stated terms. A rating may ultimately prove not to accurately reflect the credit risk associated with a particular tenant, guarantor or its parent. Ratings are generally based upon information obtained directly from the entity being rated, without independent verification by the rating agency. If any such information contained a material misstatement or omitted a material fact, the rating based upon such information may not be appropriate. Ratings may be changed, qualified, suspended, placed on watch or withdrawn as a result of changes in, additions to or the accuracy of information, the unavailability of or inadequacy of information or for any other reason. No rating agency guarantees a tenant’s or, where applicable, its guarantor’s obligations to us. If a tenant’s or, where applicable, its guarantor’s rating is changed, qualified, suspended, placed on watch or withdrawn, such tenant or guarantor may be more likely to default in its obligations to us, and investors may view our cash flows as less stable. Additionally, if these rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, the credit rating of a tenant, guarantor or its parent entity, the value of our investment in any properties leased by such tenant could significantly decline.
Long-term leases may result in income lower than short term leases.
We generally seek to enter into long-term leases with our tenants. As of December 31, 2024, 20% of our annualized rental income on a straight-line basis was generated from leases with remaining lease terms of more than ten years. Leases of long duration, or with renewal options that specify a maximum rate increase, may not result in market rent over time if we do not accurately judge the potential for increases in market rental rates.
As of December 31, 2024, approximately 19.5% of our annualized rental income on a straight-line basis was generated from leases that did not contain any rent escalation provisions, which impacts our ability to cover increased operating costs at properties with these leases. Further, properties leased subject to long term leases at below market rental rates will be less attractive to potential buyers, which could affect our ability to sell the property at an advantageous price.
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

Lock-out provisions typically include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of lenders, including by requiring a yield maintenance premium to be paid in connection with prepaying principal upon a sale or disposition. Certain mortgage loans we have entered into contain lock-out provisions prohibiting us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control. Payment of yield maintenance premiums in connection with dispositions or refinancings could adversely affect our cash flow.
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
We face significant competition for acquiring properties from both publicly traded REITs and private investors that have greater resources than we do, which could materially and adversely affect us.
We face significant competition from other entities engaged in real estate investment activities, including publicly traded and privately held REITs, private and institutional real estate investors, sovereign wealth funds, banks, insurance companies, investment banking firms, lenders, specialty finance companies, and other entities. Some of our competitors are larger and may have considerably greater financial, technical, leasing, underwriting, marketing, and other resources than we do. Some competitors may have a lower cost of capital and access to funding sources that may not be available to us. In addition, other competitors may have higher risk tolerances or different risk assessments and may not be subject to the same operating constraints, including maintaining REIT status. This competition may result in fewer acquisitions, higher prices, lower yields, less desirable property types, and acceptance of greater risk. As a result, we cannot provide any assurance that we will be able to successfully execute our growth strategy. Any failure to grow through acquisitions as a result of the significant competition we face could materially and adversely affect us.
Our properties and our tenants may face competition that may affect tenants’ ability to pay rent.
Our properties typically are, and we expect properties we acquire in the future will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. Tenants may also face competition from such properties if they are leased to tenants in a similar industry. For example, as of December 31, 2024, 49% of our properties, based on annualized rental income on a straight-line basis, were retail properties. Our retail tenants face competition from numerous retail channels such as discount or value retailers, factory outlet centers and wholesale clubs as well as from alternative retail channels, such as mail order catalogs and operators, television shopping networks and the internet. Competition that we face from other properties within our market areas, and competition our tenants face from tenants in such properties could result in decreased cash flow from tenants and may require us to make capital improvements to maintain competitiveness.
We may incur significant costs to comply with governmental laws and regulations, including those related to environmental matters.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations, and various foreign laws and regulations, relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate them, may adversely affect our ability to sell, rent or pledge a property as collateral for future borrowings. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations, which may expose us to liabilities under environmental laws.
Additionally, some of the properties may contain asbestos or asbestos‐containing materials, or may contain or may develop mold or other bio‐contaminants. Asbestos‐containing materials must be handled, managed and removed in accordance with applicable governmental laws, rules and regulations. Mold and other bio‐contaminants can produce airborne toxins, may cause a variety of health issues in individuals and must be remediated in accordance with applicable governmental laws, rules and regulations.
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
Climate change may also adversely impact consumer behaviors, preferences and spending for our tenants’ clients, which may impact our tenants ability to fulfill their obligations under our leases, or our ability to re-lease the properties in the future. In addition, should the impact of climate change be severe or occur for lengthy periods of time, connectivity, labor and supply chains could impact business continuity for ourselves and our tenants.
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
Increases in the rate of inflation, both real and anticipated may impact our investments and results of operations. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increase expenses including those that cannot be passed through under our leases. Increased inflation could also increase our general and administrative expenses and, as a result of an increase in market interest rates in response to higher than anticipated inflation rate, increase our mortgage and other debt interest costs, and these costs have and could continue to increase at a rate higher than any rent increases. An increase in our expenses, or a failure of revenues to increase at least with inflation could adversely impact our results of operations. Certain of our leases for properties located in foreign countries are only adjusted upward to fair market value only once every five years or contain capped indexed escalation provisions. Approximately 61.1% of our leases, based on straight line rent, are fixed-rate increase averaging 1.7%, 14.8% are based on the Consumer Price Index, subject to certain caps, 4.6% are based on other measures, and 19.5% do not contain any escalation provisions.
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

Periodically, we have experienced, and we may experience in the future, a decline in the fair value of our real estate assets, resulting in impairment charges that impact our financial condition and results of operations.
A decline in the fair market value of our long-lived assets may require us to recognize an impairment against such assets (as defined by the Financial Accounting Standards Board (“FASB”)) if certain conditions or circumstances related to an asset were to change and we were to determine that, with respect to any such asset, the cash flows no longer support the carrying value of the asset. The fair value of our long-lived assets depends on market conditions, including estimates of future demand for these assets, and the revenues that can be generated from such assets. When such a determination is made, we recognize the estimated unrealized losses through earnings and write down the depreciated cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition, and subsequent dispositions or sales of such assets could further affect our future losses or gains, as they are based on the difference between the sales price received and the adjusted depreciated cost of such assets at the time of sale.
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
As reliance on technology has increased, so have the risks posed to those systems. The risk of a security breach has generally increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques, tools (including artificial intelligence) and tactics used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Such attacks also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence. We must continuously monitor and develop networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. We are continuously working including with the aid of third party service providers, to install new, and to upgrade existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware and other cyber risks to ensure they provide us with services essential to our operations are protected against cyber risks and security breaches and that we are also therefore so protected. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks.
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
There can be no assurance that the measures we have adopted will be sufficient. Further, while we carry cyber liability insurance, such insurance may not be adequate to cover all losses related to such events. In addition, the costs of maintaining adequate protection against data security threats, based on considerations of their evolution, increasing sophistication, pervasiveness and frequency and/or government‐mandated standards or obligations regarding protective efforts, could be material to our financial position, results of operations, cash flows, and the market price of our securities in a particular period or over various periods.
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, which can cause severe disruptions in the U.S., and global economy.
Another pandemic in the future could have repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity as well as significant volatility and negative pressure in financial markets. COVID-19 previously impacted, and a novel strain of COVID-19 or other potential pandemics could in the future impact, in-person commerce which has and may in the future impact the revenues generated by our tenants which may further impact their ability to pay their rent to us when due. We may also potentially experience a negative impact on the health of our personnel, particularly if a significant number of them are during a future pandemic, which could result in a deterioration in our ability to ensure business continuity during this disruption.
We may make investments in asset classes or countries outside of our core investment strategy which may be perceived as complicating our strategy relative to our peers.
We may need to expand beyond our current asset class mix to grow our portfolio. As a result, we may, to the extent that market conditions warrant, to seek to grow our business by increasing our investments in existing businesses, pursuing new investment strategies (including investment opportunities in new asset classes), developing new types of investment structures, and expanding into new geographic markets. Introducing new types of investment structures could increase the complexities involved in managing such investments, including to ensure compliance with regulatory requirements and terms of the investment. Making investments in assets classes or countries outside of our core investment strategy may also be perceived as complicating our strategy relative to our peers. Entry into new asset classes or countries may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and costs.
Loss of senior executives with long-standing business relationships could materially impair our ability to operate successfully.
Our ability to operate our business and grow our portfolio depend, in large part, upon the efforts of our senior executive team. Several of our executives have extensive experience and strong reputations in the real estate industry and have been important in setting our strategic direction, operating our business, assembling and growing our portfolio, identifying, recruiting and training key personnel, and arranging necessary financing. In particular, relationships that these individuals have with financial institutions and existing and prospective tenants are important to our growth and the success of our business. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could materially and adversely affect us.

Risks Related to our Indebtedness

We have substantial indebtedness and we will have the ability to incur significant additional indebtedness and other liabilities.
As of December 31, 2024, we had $4.7 billion of total gross indebtedness outstanding, including $2.3 billion of secured indebtedness, $1.4 billion outstanding under the Revolving Credit Facility, and $1.0 billion of our Senior Notes. We had availability to borrow an additional $332.5 million, under our Revolving Credit Facility as of December 31, 2024. Our high level of indebtedness may have the following important consequences to us including:
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
As of December 31, 2024, a total of $464.5 million of our indebtedness bearing interest at a weighted rate of 3.8% matures in calendar year 2025. Interest rates increased considerably over the last two years and may increase further in the future. The interest rate on borrowings under the Revolving Credit Facility was 5.7% and 6.0% as of December 31, 2024 and 2023, respectively. The interest rate on any indebtedness we refinance will likely be higher than the rate on the maturing indebtedness. There is no assurance that well will be able to refinance any of our indebtedness as it comes due, especially indebtedness secured by mortgages, on favorable terms, or at all. Increases in interest rates or changes in underwriting standards imposed by lenders may require us to use either cash on hand or raise additional equity to repay or refinance any indebtedness or for that matter to incur new indebtedness. If we are unable to repay or refinance any indebtedness secured by mortgages, we lose the mortgaged property in a foreclosure action.
We have incurred, and may continue to incur, variable-rate debt. As of December 31, 2024, a total of 9% of our indebtedness bore interest at variable rates which averaged 6.0%. Increases in interest rates on our variable-rate debt or any new indebtedness we incur either as part of a refinancing or a new property acquisition would increase our interest cost. If we need to repay existing debt during periods of rising interest rates, we may need to post additional collateral or sell one or more of our investments in properties even though we would not otherwise choose to do so. In addition, under certain of our debt agreements, including our mortgage loan agreements, we are required to maintain certain debt service coverage ratios for particular periods of time. In the event we do not meet these debt service coverage ratio tests for the applicable period, we are required to make cash sweep payments with respect to such loan’s principal amount, for so long as we are not in compliance with the applicable coverage ratio covenant. We have been making cash sweep payments, which impacts funds available to us for other uses, with respect to certain of our debt obligations.
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
The domestic and international commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. Beginning in early 2022, in response to significant and prolonged increases in inflation, the U.S. Federal Reserve Board raised interest rates eleven times during 2022 and 2023 and then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth. During that same period the European Central Bank and the Bank of England similarly raised interest rates and implemented fiscal policy interventions responsive to high levels of inflation and recession fears. The Federal Reserve Board cut interest rates in September 2024 and December 2024, and it may seek to further reduce interest rates, increase interest rates or maintain current interest rates. The timing, number and amount of any future interest rate changes are uncertain, and there can be no assurance that rates will continue to decrease at a rate currently predicted or at all, which would in turn negatively impact our borrowing costs. If our overall cost of borrowings increases, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into pricing and projected returns for any future acquisitions. This may result in future acquisitions generating lower overall economic returns. Volatility in the debt markets may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, our real estate assets.
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
•creating liens on our assets;
•making investments or other restricted payments (including, without limitation, share repurchases);
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
•our ability to grow through property acquisitions, the terms, and pace of any acquisitions or dispositions we may make and the availability and terms of financing for those acquisitions;
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
•failure to maintain our REIT status;
•changes in tax laws;
•domestic and international economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024.
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
Holders of our Common Stock do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 290 million shares of stock, consisting of 250 million shares of common stock, par value $0.01 per share and 40 million shares of preferred stock, par value $0.01 per share. As of December 31, 2024, we had 24 million shares of Preferred Stock issued and outstanding. Each series of Preferred Stock ranks on parity with each other with respect to dividend rights and rights upon our voluntary or involuntary liquidation, dissolution or winding-up. Subject to the approval rights of holders of our Preferred Stock regarding authorization or issuance of equity securities ranking senior to the Preferred Stock, our Board, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into the classes or series of stock without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
All of our authorized but unissued shares of stock may be issued in the discretion of our Board. The issuance of additional shares of our Common Stock could dilute the interests of the holders of our Common Stock, and any issuance of shares of preferred stock senior to our Common Stock, such as our issued and outstanding Preferred Stock, or any incurrence of additional indebtedness, could affect our ability to pay dividends on our Common Stock. The issuance of additional shares of preferred stock ranking equal or senior to our issued and outstanding Preferred Stock, including preferred stock convertible into shares of our Common Stock, could dilute the interests of the holders of Common Stock, Preferred Stock, and any issuance of shares of preferred stock senior to our issued and outstanding Preferred Stock or incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Preferred Stock. These issuances could also adversely affect the trading price of our Common Stock and Preferred Stock.
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
We cannot guarantee that we will repurchase our Common Stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our Common Stock and could diminish our cash reserves.
On February 20, 2025, our Board authorized a share repurchase program, under which we are authorized to repurchase shares of Common Stock for an aggregate purchase price not to exceed $300.0 million, excluding fees, commissions and other ancillary expenses. Under the program, which does not have a stated expiration date, we may repurchase shares of our Common Stock from time to time through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions and/or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements.
Although the Board has authorized the share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market, legislative and business conditions, the trading price of our Common Stock and the nature of other investment opportunities. For example, the Inflation Reduction Act imposes a one percent tax on stock repurchases, subject to certain adjustments, by publicly traded U.S. companies, including us, and may impact our decision to engage in share repurchases. Also, our ability to repurchase shares of stock may be limited by restrictive covenants in our debt agreements. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our Common Stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth, to continue to pay a dividend and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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
Material weaknesses in or a failure to maintain an effective system of internal control over financial reporting or disclosure controls could prevent us from accurately and timely reporting our financial results, which could materially and adversely affect us.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Designing and implementing an effective system of internal control over financial reporting and disclosure controls and procedures is a continuous effort that requires significant resources, including the expenditure of a significant amount of time by senior members of our management team.
In connection with our ongoing monitoring of our internal control over financial reporting or audits of our financial statements, we or our auditors may identify deficiencies in our internal control over financial reporting that may be significant or rise to the level of material weaknesses. Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures or to timely effect any necessary improvements to such controls, could harm our operating results or cause us to fail to meet our reporting obligations (which could affect the listing of our securities on the NYSE). Additionally, ineffective internal control over financial reporting or disclosure controls and procedures could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.
We may become subject to litigation, which could materially and adversely affect us.
In the future we may become subject to litigation, including, but not limited to, claims relating to our operations, past and future securities offerings, corporate transactions, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcome of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax.
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, we may terminate our REIT qualification inadvertently, or if our Board determines that doing so is in our best interests. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use one or more TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS is subject to applicable U.S. federal, state, local, and foreign income tax on its taxable income, as well as limitations on the deductibility of its interest expenses. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
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
We may choose to make distributions in a combination of cash and shares of our Common Stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash portion of such distributions they receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, as much as 80% of the aggregate distribution may consist of shares of our Common Stock. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions (including the fair market value of any shares of Common

Stock received) as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received.
Accordingly, U.S. stockholders receiving a distribution of a combination of cash and shares of our Common Stock may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the shares it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of the shares at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our Common Stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our Common Stock.
The taxation of distributions can be complex; however, distributions to stockholders that are treated as dividends for U.S. federal income tax purposes generally will be taxable as ordinary income, which may reduce our stockholders’ after-tax anticipated return from an investment in us.
Amounts that we pay to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be treated as dividends for U.S. federal income tax purposes and will be taxable as ordinary income. Noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective U.S. federal income tax rate on these ordinary REIT dividends of 29.6% (or 33.4% including the 3.8% surtax on net investment income); however, the 20% deduction will end after December 31, 2025, unless the law is extended.
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
The ability of our Board to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. While we intend to maintain our qualification as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax on our taxable income (as well as any applicable state and local corporate tax) and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of shares of our stock.
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
Although REITs generally receive better tax treatment than entities taxed as non-REIT “C corporations,” it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a non-REIT “C corporation”. As a result, our charter provides our Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a non-REIT “C corporation”, without the vote of our stockholders. Our Board has duties to us and could only cause such changes in our tax treatment if it determines that such changes are in our best interests.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our Board, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 8.8% in value of the aggregate outstanding shares of our stock and more than 8.8% (in value or in number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 8.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interests to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of our stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI. Shares of our stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. In order to determine indirect ownership, Treasury regulations apply a modified look-through rule to certain U.S. corporate shareholders in determining whether a REIT is domestically controlled. We believe, but there can be no assurance, that we are and will continue to be a domestically-controlled qualified investment entity.
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
Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.
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

Item 2. Properties.
The following table represents a summary by segment of our portfolio of real estate properties as of December 31, 2024:

		Annualized Straight-Line Rent		Annualized Base Rent		Square Feet
Segment	Number of Properties	Amount	%	Amount	%	Amount	%	Occupancy	Weighted-Average Remaining Lease Term (Years) (1)
		(In thousands)		(In thousands)		(In thousands)
Industrial & Distribution	206	$221,066	34%	$216,038	34%	31,938	53%	99%	6.6
Multi-Tenant Retail	101	181,798	28%	181,676	28%	14,785	24%	91%	5.5
Single-Tenant Retail	748	135,767	21%	126,059	20%	7,261	12%	99%	7.4
Office	66	117,845	17%	120,110	18%	6,715	11%	97%	4.3
Total	1,121	$656,476	100%	$643,883	100%	60,699	100%	97%	6.2
_____________
(1)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2024.

The following table details distribution of our portfolio by country/location as of December 31, 2024:

Country	Acquisition Period	Number of Properties	Square Feet	Percentage of Properties by Square Feet	Average Remaining Lease Term (1)
			(In thousands)
Canada	Dec. 2019 - Dec. 2021	7	372	0.6%	15.1
Channel Islands	Sept. 2021	1	114	0.2%	6.0
Finland	Nov. 2014 - Sep. 2015	5	1,457	2.4%	7.5
France	Dec. 2016 - Dec. 2020	7	1,416	2.3%	3.3
Germany	Jan. 2014 - Dec. 2016	5	1,584	2.6%	3.5
Italy	Feb. 2020	2	196	0.3%	7.2
Luxembourg	Dec. 2016	1	156	0.3%	2.0
The Netherlands	Nov. 2014 - Dec. 2021	4	1,007	1.7%	4.3
United Kingdom	Oct. 2012 - Jan. 2023	53	4,834	8.0%	8.3
United States	Aug. 2013 - Oct. 2023	1,036	49,563	81.7%	5.9
Total		1,121	60,699	100%	6.2
_________
(1)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2024.

The following table details the tenant industry distribution of our portfolio as of December 31, 2024:

Industry	Annualized Straight-Line Rent (1)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Square Feet	Square Feet as a Percentage of the Total Portfolio
	(In thousands)		(In thousands)
Financial Services	$45,392	7%	3,159	5%
Auto Manufacturing	42,173	6%	4,237	7%
Discount Retail	36,111	6%	3,686	6%
Specialty Retail	30,787	5%	2,670	5%
Healthcare	30,614	5%	1,359	2%
Gas/Convenience	28,672	4%	655	1%
Freight	25,675	4%	2,766	5%
Consumer Goods	21,933	3%	4,705	8%
Apparel Retail	16,967	3%	1,223	2%
Other (2)	378,152	57%	34,211	59%
Total	$656,476	100%	$58,671	100%
________
(1) Annualized straight-line rent converted from local currency into USD as of December 31, 2024 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. Assumes exchange rates of £1.00 to $1.25 for GBP, €1.00 to $1.04 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.70, as of December 31, 2024 for illustrative purposes, as applicable.
(2) Other includes 81 industry types as of December 31, 2024.

The following table details the geographic distribution of our portfolio as of December 31, 2024:

Region	Number of Properties	Annualized Straight-Line Rent (1) (in thousands)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio (2)	Square Feet (in thousands) (2)	Square Feet as a Percentage of the Total Portfolio (2)
United States	1,036	$525,491	80.1%	49,562	81.9%
Michigan	92	60,443	9.2%	6,457	10.6%
Ohio	66	40,649	6.2%	5,787	9.5%
Texas	66	40,241	6.1%	2,919	4.8%
North Carolina	41	32,006	4.9%	3,699	6.1%
Georgia	94	27,822	4.2%	2,176	3.6%
Illinois	61	27,131	4.1%	2,767	4.6%
Florida	50	23,725	3.6%	1,607	2.6%
Alabama	37	22,468	3.4%	1,967	3.2%
South Carolina	38	19,606	3.0%	2,194	3.6%
Kentucky	24	17,932	2.7%	1,465	2.4%
Indiana	23	16,767	2.6%	2,416	4.0%
Pennsylvania	29	16,682	2.5%	1,248	2.1%
Oklahoma	26	15,118	2.3%	1,185	2.0%
Missouri	16	14,845	2.3%	1,214	2.0%
Tennessee	29	11,123	1.7%	1,295	2.1%
Massachusetts	15	10,999	1.7%	1,007	1.7%
Louisiana	36	10,514	1.6%	638	1.1%
New Jersey	5	9,684	1.5%	421	0.7%
New York	23	9,004	1.4%	1,073	1.8%
Wisconsin	21	8,807	1.3%	664	1.1%
Kansas	24	8,109	1.2%	692	1.1%
Nevada	4	7,907	1.2%	408	0.7%
Arkansas	16	7,759	1.2%	475	0.8%
California	6	7,699	1.2%	1,002	1.7%
Mississippi	34	7,167	1.1%	597	1.0%
New Mexico	11	5,348	0.8%	415	0.7%
Maryland	6	5,155	0.8%	419	0.7%
Connecticut	5	4,598	0.7%	402	0.7%
Iowa	28	3,844	0.6%	402	0.7%
Virginia	14	3,799	0.6%	308	0.5%
Minnesota	9	3,152	0.5%	333	0.5%
West Virginia	29	3,134	0.5%	345	0.6%
Colorado	5	3,101	0.5%	120	0.2%
New Hampshire	4	2,779	0.4%	339	0.6%
Rhode Island	2	2,207	0.3%	107	0.2%
Maine	4	2,021	0.3%	64	0.1%
North Dakota	5	1,848	0.3%	193	0.3%
Nebraska	8	1,761	0.3%	113	0.2%
South Dakota	4	1,489	0.2%	101	0.2%
Utah	4	1,357	0.2%	50	0.1%
Wyoming	6	1,350	0.2%	89	0.1%
Vermont	4	1,338	0.2%	235	0.4%
Montana	5	893	0.1%	74	0.1%
Idaho	3	731	0.1%	35	0.1%
Alaska	1	424	0.1%	9	—%
Arizona	1	366	0.1%	22	—%
Delaware	1	340	0.1%	10	—%
Washington, DC	1	249	—%	4	—%
United Kingdom	53	68,451	10.4%	4,836	8.0%
Netherlands	4	16,128	2.5%	1,007	1.7%
Finland	5	12,826	2.0%	1,457	2.4%
Germany	5	9,939	1.5%	1,584	2.6%
France	7	7,325	1.1%	1,416	2.3%
Channel Islands	1	5,646	0.9%	114	0.2%
Luxembourg	1	5,544	0.8%	156	0.3%
Canada	7	2,888	0.4%	372	0.6%
Italy	2	2,238	0.3%	195	0.3%
Total	1,121	$656,476	100%	60,699	100%
(1) Annualized straight-line rent converted from local currency into USD as of December 31, 2024 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. Assumes exchange rates of £1.00 to $1.25 for GBP, €1.00 to $1.04 for EUR and $1.00 CAD to $0.70 as of December 31, 2024 for illustrative purposes, as applicable.
(2) Totals may not foot due to rounding.

Future Minimum Lease Payments
For a summary of future minimum base rent payments, on a cash basis, due to us over the next five calendar years and thereafter (as of December 31, 2024), see Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements included in this Annual Report on Form 10-K.
Future Lease Expirations
The following is a summary of lease expirations for the next ten calendar years on the properties we owned as of December 31, 2024:

Year of Expiration	Number of Leases Expiring	Annualized Straight-Line Rent (1)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Leased Square Feet Expiring
		(In thousands)		(In thousands)
2025	176	$47,465	7.2%	4,157	7.0%
2026	202	53,966	8.2%	3,880	7.0%
2027	249	56,870	8.7%	5,330	9.0%
2028	306	84,365	12.9%	8,894	15.0%
2029	285	86,013	13.1%	8,335	14.0%
2030	179	61,823	9.4%	4,854	8.0%
2031	84	34,722	5.3%	5,366	9.0%
2032	96	35,629	5.4%	2,973	5.0%
2033	79	36,160	5.5%	2,821	5.0%
2034	86	26,643	4.1%	1,995	3.0%
Total	1,742	$523,656	79.8%	48,605	82.0%
________
(1)Assumes exchange rates of £1.00 to $1.25 for GBP, €1.00 to $1.04 for EUR and $1.00 CAD to $0.70 as of December 31, 2024 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Tenant Concentration
As of December 31, 2024, we did not have any tenant whose rentable square footage or annualized straight-line rent represented greater than 10% of total portfolio rentable square footage or annualized straight-line rent, respectively.
Significant Properties
As of December 31, 2024, we did not have any properties whose rentable square footage or annualized rental income represented greater than 5% of total portfolio rentable square footage or annualized straight-line rent, respectively.
Property Financings
See Note 5 — Mortgage Notes Payable, Net, Note 6— Revolving Credit Facility and Note 7 — Senior Notes, Net to our consolidated financial statements included in this Annual Report on Form 10-K for property financings as of December 31, 2024 and 2023.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Common Stock is traded on the NYSE under the symbol “GNL.” Set forth below is a line graph comparing the cumulative total stockholder return on our Common Stock, based on the market price of our Common Stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”), Modern Index Strategy Indexes (“MSCI”), and the New York Stock Exchange Index (“NYSE Index”). The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024.
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
Holders
As of February 24, 2025, we had 230.8 million shares of Common Stock outstanding held by 6,002 stockholders of record.
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
For tax purposes, of the amounts distributed for Common Stock dividends during the year ended December 31, 2024, 100.0%, or $1.18 per share per annum, represented a return of capital. During the year ended December 31, 2023, 100.0%, or $1.55 per share per annum, represented a return of capital. During the year ended December 31, 2022, 100.0%, or $1.60 per share per annum, represented a return of capital.

Dividends paid during the years ended December 31, 2024 and 2023 on the Series A Preferred Stock were considered 89.3% and 100% return of capital, respectively. Dividends paid on Series A Preferred Stock during the year ended December 31, 2022 were considered 69.9% ordinary dividend income.
Dividends paid during the years ended December 31, 2024 and 2023 on the Series B Preferred Stock were considered 89.3% and 100% return of capital, respectively. Dividends paid on Series B Preferred Stock during the year ended December 31, 2022 were considered 69.9% ordinary dividend income.
Dividends paid during the year ended December 31, 2024 and 2023 on the Series D Preferred Stock were considered 89.3% and 100% return of capital, respectively.
Dividends paid during the year ended December 31, 2024 and 2023 on the Series E Preferred Stock were considered 89.3% and 100% return of capital, respectively.
See Note 10 — Stockholders' Equity to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on tax characteristics of dividends.
Dividends to Common Stockholders
In connection with the Mergers, in October 2023, the Board approved an annual dividend rate on our Common Stock of $1.42 per share, or $0.354 per share on a quarterly basis. The first dividend paid at this rate occurred on October 16, 2023 and, accordingly, during the three months ended March 31, 2024, we paid dividends at this rate as well.
On February 26, 2024, the Board approved a dividend policy that reduced our Common Stock dividend rate to an annual rate of $1.10 per share, or $0.275 per share on a quarterly basis. This Common Stock dividend rate became effective with the Common Stock dividend declared and paid in April 2024 and was effective through January 2025.
On February 27, 2025, we announced that our Board plans to reduce our quarterly dividend per share of Common Stock from $0.275 to $0.190 per share, representing an annual dividend rate of $0.76 per share, beginning with the dividend expected to be declared in April 2025. The reduction of the dividend rate is expected to yield benefits to us, including increasing the amount of cash that may be used to lower our leverage.
Dividends have been, and we anticipate will continue to be, paid on a quarterly basis on or around the 15th day of the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment.
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
Dividends to Series D Preferred Stockholders
Dividends on our Series D Preferred Stock accrue in an amount equal to $0.46875 per share per quarter to Series D Preferred Stockholders, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum. Dividends on the Series D Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record at the close of business on the record date set by our Board.
Dividends to Series E Preferred Stockholders
Dividends on our Series E Preferred Stock accrue in an amount equal to $0.4609375 per share per quarter to Series E Preferred Stockholders, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. Dividends on the Series E Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record at the close of business on the record date set by our Board.

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
Overview
We are an internally managed REIT for U.S. federal income tax purposes that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S., and Western and Northern Europe. Historically, we focused on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which consisted primarily of mission-critical, single tenant net-lease assets. As a result of acquiring RTL in the quarter ended September 2023, we acquired a diversified portfolio of 989 properties consisting of primarily necessity-based retail single-tenant and multi-tenant properties located in the U.S. Until September 12, 2023, we were managed by the former Advisor, who managed our day-to-day business with the assistance of the Property Manager, who managed and leased our properties to third parties. Prior to September 12, 2023, the former Advisor and the Property Manager were under common control with AR Global, and these related parties had historically received compensation and fees for various services provided to us. On September 12, 2023, we internalized our advisory and property management functions as well as the advisory and property management functions of RTL. For additional information on the acquisition of RTL and the internalization of our advisory and property management services and RTL’s advisory and property management functions, see Note 3 — The Mergers and Note 12 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K.
As of December 31, 2024, we owned 1,121 properties consisting of 60.7 million rentable square feet, which were 97% leased, with a weighted-average remaining lease term of 6.2 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2024, approximately 80% of our properties were located in the U.S. and Canada and approximately 20% were located in Europe. In addition, as of December 31, 2024, our portfolio was comprised of 34% Industrial & Distribution properties, 28% Multi-Tenant retail properties, 21% Single-Tenant Retail properties and 17% Office properties. These represent our four reportable segments and the percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of December 31, 2024. The straight-line rent includes amounts for tenant concessions.
Our single-tenant properties and our multi-tenant anchor spaces are leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. For our purposes, “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s Analytics tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of December 31, 2024. A total of 60.5% of our rental income on an annualized straight-line basis for leases in place as of December 31, 2024 was derived from Investment Grade rated tenants, comprised of 31.4% leased to tenants with an actual investment grade rating and 29.1% leased to tenants with an implied investment grade rating.
Pending Transactions
RCG Multi-Tenant Retail Disposition
On February 25, 2025, we entered into a Purchase and Sale Agreement (“RCG PSA”) with RCG to sell a real estate portfolio comprised of 100 multi-tenant retail centers, representing substantially all of our Multi-Tenant Retail segment, located in 28 states for a base purchase price of approximately $1.78 billion, subject to customary purchase price adjustments (the “RCG Multi-Tenant Retail Disposition”). Additionally, the RCG PSA provides for adjustments in connection with certain pre- and post-closing leasing activities. The closing pursuant to RCG PSA is subject to a number of customary conditions, including, but not limited to, (i) the accuracy of the representations and warranties made in the RCG PSA, (ii) the compliance by the parties with their respective covenants), and (iii) with respect to 41 of the multi-tenant retail centers, the consent of certain of our existing lenders for RCG to assume the following debt secured by such properties: (a) approximately $210.0 million secured from Société Générale and UBS AG, and (b) approximately $260.0 million secured from Barclays Capital Real Estate Inc., Société Générale, KeyBank and Bank of Montreal. The closing of the disposition of the other 59 facilities is not contingent upon assumption of such debt and the closing is not otherwise subject to any financing contingency. We received a $25.0 million non-refundable deposit from RCG in connection with entering into RCG PSA. The RCG Multi-Tenant Retail Disposition is expected to close in three phases: the unencumbered portfolio is scheduled to close by March 31, 2025, while the encumbered portfolio is scheduled to close in two stages during the second quarter of 2025, pending approval of the respective loan assumptions. There can be no assurances that the RCG Multi-Tenant Retail Disposition will be consummated on the contemplated terms, if at all.

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
Revenue Recognition
Our revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease agreement and are reported on a straight-line basis over the initial term of the lease. As of December 31, 2024, these leases had a weighted-average remaining lease term of 6.2 years. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. As of December 31, 2024 and 2023, our cumulative straight-line rents receivable in the consolidated balance sheets was $99.5 million, and $84.3 million, respectively. For the years ended December 31, 2024, 2023 and 2022, our revenue from tenants included the impact of unbilled rental revenue of $19.2 million, $10.4 million and $9.6 million, respectively, to adjust contractual rent to straight-line rent.
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
In accordance with lease accounting rules, we record uncollectible amounts as reductions in revenue form tenants. Amounts recorded as reductions of revenue during the years ended December 31, 2024, 2023 and 2022 totaled and $3.4 million, $3.5 million, and $0.7 million, respectively.
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

Disposal of real estate investments representing a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in our consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2024 and 2023. Properties that are intended to be sold are designated as “held for sale” on our consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2024, we had 13 properties classified as held for sale. We had two properties classified as held for sale as of December 31, 2023.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as- if vacant basis. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. Other than the Mergers, which were accounted for as a business combination, all of the other acquisitions during the years ended December 31, 2023 and 2022 were asset acquisitions. There were no acquisitions during the year ended December 31, 2024.
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
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of our leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and we continued to account for them as operating leases under the transition guidance. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three-year period ended December 31, 2024, we did not have any leases as a lessor that would be considered as sales-type leases or financings.
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
As of December 31, 2024, we had two parcels of land leased to tenants that qualify as financing leases which were acquired in the REIT Merger. The carrying value of these leases was $6.7 million and $6.6 million as of December 31, 2024 and 2023, respectively, and the amounts are included in prepaid expenses and other assets on our consolidated balance sheets as of December 31, 2024 and 2023. Income of $0.7 million and $0.2 million relating to these two leases is included in revenue from tenants in our consolidated statement of operations for the years ended December 31, 2024 and 2023, respectively.
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
We are the lessee under certain land leases which were previously classified prior to adoption of ASC 842 and will continue to be classified as operating leases under transition elections unless subsequently modified, as well as land leases and other operating leases that were acquired or entered into in connection with the Mergers. These leases are reflected on the balance sheet as right of use assets and operating lease liabilities and the rent expense is reflected on a straight-line basis over the lease term.
Impairment
We assess each of our real estate properties for indicators of impairment quarterly or when circumstances indicate that the property may be impaired. When indicators of potential impairment are present that suggest that the carrying amounts may not be recoverable, we assess the recoverability by determining whether the carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition over an estimated hold period of ten years in most cases. If we believe there is a significant possibility that we might dispose of the assets earlier, we assess the recoverability using a probability weighted analysis of the estimated undiscounted future cash flows over the various possible holding periods. If the recoverability assessment indicates that the carrying value of the real estate investment is not recoverable from the estimated undiscounted future cash flows, we will record an impairment to the extent that the carrying value of the property exceeds its estimated fair value.
Fair values are estimated based on contract prices for properties to be disposed, discounted cash flows or market comparable transactions. The estimation of future cash flows is subjective and is based on various assumptions, including but not limited to market rental rates, capitalization rates, hold periods, and discount rates. Determining the appropriate capitalization or discount rate requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality and location of the real estate property.
Properties held for sale are carried at the lower of their carrying values or estimated fair values less costs to sell. The estimates of fair value typically consider contracts or the results of negotiations with prospective purchasers. These estimates are subject to revision as market conditions, and our assessment of such conditions, change. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings.

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
Deferred leasing commissions are recorded over the terms of the related leases. The amortization expense related to leasing commissions incurred from third parties are recorded in depreciation and amortization. Prior to the Mergers, amortization expense related to leasing commissions incurred from the former Advisor were recorded within operating fees to related parties in the consolidated statements of operations. As a result of the Mergers, we no longer pay any leasing commissions to the former Advisor.
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
Goodwill
We evaluate goodwill for impairment at least annually or upon the occurrence of a triggering event. We performed our annual impairment evaluation in the fourth quarter of 2024 to determine whether it was more likely than not that the fair value of each of our reporting units were less than their carrying value. For purposes of this assessment, an operating segment is a reporting unit. Based on our assessment, we determined that no goodwill was impaired as of December 31, 2024.

We will continue to assess for triggering events. A triggering event is an occurrence or circumstance that indicates it is more likely than not that goodwill may be impaired. In such cases, an interim impairment test is required before the next annual evaluation. Should any triggering event occur, we would evaluate the carrying value of our goodwill by segment through an impairment test. If impairment is warranted, the charge would be recorded through the consolidated statement of operations as a reduction to earnings. We assessed the potential sale of 100 of our multi-tenant retail properties pursuant to the RCG PSA (see Note 17 — Subsequent Events to our consolidated financial statements included in this Annual Report on Form 10-K for additional information) as a triggering event and determined that goodwill was not impaired as of December 31, 2024. We will continue to monitor the multi-tenant retail segment’s goodwill if and when the RCG Multi-Tenant Retail Disposition closes in 2025.
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
Equity-Based Compensation
We have stock-based incentive plans under which our directors, officers, employees, consultants or entities that provide services to us are, or have historically been, eligible to receive awards. Awards granted thereunder are accounted for under the guidance for employee share-based payments. The cost of services received in exchange for a stock award is measured at the grant date fair value of the award and the expense for such awards is included in equity-based compensation in the consolidated statements of operations and is recognized over the vesting period or when the requirements for exercise of the award have been met.
We have historically issued Restricted Shares, restricted stock units in respect of shares of Common Stock (“RSUs”), and performance stock units (“PSUs”). Also, although none remain outstanding as of December 31, 2024 or 2023, we historically had issued long-term incentive plan units of limited partner interest in the OP (“GNL LTIP Units”). For additional information on all of the equity-based compensation awards issued by us, see Note 13 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2024 and 2023. Please see the “Results of Operations” section located on page 39 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our results of operations for the year ended December 31, 2023 and year-to-year comparisons between 2023 and 2022.
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
In our Multi-Tenant Retail segment, we own, manage and lease multi-tenant properties where we generally pay for the property operating expenses for those properties and most of our tenants are required to pay their pro rata share of property operating expenses. We will dispose of substantially all of the properties in our Multi-Tenant Retail segment if the RCG Multi-Tenant Retail Disposition is consummated in accordance with the terms contemplated by the RCG PSA, and following the final closing we will no longer report results from the Multi-Tenant Retail segment as an operating segment or in the consolidated operating results of the Company. There can be no assurances that the RCG Multi-Tenant Retail Disposition will be consummated on the contemplated terms, if at all.

As more fully discussed in Note 1 — Organization and Note 3 — The Mergers to our consolidated financial statements included in this Annual Report on Form 10-K, during the quarter ended September 30, 2023 we completed the Mergers which will affect comparable results from operations until the properties acquired have been held for all periods presented. As a result, comparisons of our period to period financial information as set forth herein may not be meaningful. The historical financial information included herein as of any date, or for any periods, prior to September 12, 2023 represents our financial information, prior to the Mergers, on a stand-alone basis.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $175.3 million for the year ended December 31, 2024, as compared to $239.3 million for the year ended December 31, 2023. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Year Ended December 31,
(In thousands)	2024	2023 (1)
Revenue From Tenants:
Industrial & Distribution	$237,645	$220,102
Multi-Tenant Retail	259,280	79,799
Single-Tenant Retail	164,514	65,478
Office	143,571	149,691
Total Consolidated Revenue From Tenants	$805,010	$515,070
_______
(1) Amounts in the Single-Tenant Retail segment and Office segment reflect changes to the reclassification of one tenant from the Office segment to the Single-Tenant Retail segment to conform to the current year presentation based on a re-evaluation of the property type.
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $237.6 million and $220.1 million for the years ended December 31, 2024 and 2023, respectively. The increase in revenue from tenants was primarily driven by a full year of revenue attributable to properties acquired from RTL on the Acquisition Date for the year ended December 31, 2024, with minimal impact from the year-over-year change in average foreign exchange rates during the year ended December 31, 2024, when compared to the year ended December 31, 2023.
Multi-Tenant Retail
Revenue from tenants in our Multi-Tenant Retail segment was $259.3 million and $79.8 million for the years ended December 31, 2024 and 2023, respectively. The increase in revenue from tenants was driven by a full year of revenue attributable to properties acquired from RTL on the Acquisition Date for the year ended December 31, 2024.
Single-Tenant Retail
Revenue from tenants in our Single-Tenant Retail segment was $164.5 million and $65.5 million for the years ended December 31, 2024 and 2023, respectively. The increase was primarily due to a full year of revenue attributable to properties acquired from RTL on the Acquisition Date for the year ended December 31, 2024, with minimal impact from the year-over-year change in average foreign exchange rates during the year ended December 31, 2024, when compared to the year ended December 31, 2023.
Office
Revenue from tenants in our Office segment was $143.6 million and $149.7 million for the years ended December 31, 2024 and 2023, respectively. The decrease was primarily driven by dispositions during the year ended December 31, 2024, partially offset by a full period of revenue in the year ended December 31, 2024 attributable to properties acquired from RTL on the Acquisition Date for the year ended December 31, 2024, with minimal impact from the year-over-year change in average foreign exchange rates during the year ended December 31, 2024, when compared to the year ended December 31, 2023.
Property Operating Expenses

Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Year Ended December 31,
(In thousands)	2024	2023 (1)
Property Operating Expenses:
Industrial & Distribution	$21,820	$15,457
Multi-Tenant Retail	86,025	26,951
Single-Tenant Retail	15,787	6,045
Office	18,865	19,386
Total Consolidated Property Operating Expenses	$142,497	$67,839
_______
(1) Amounts in the Single-Tenant Retail segment and Office segment reflect changes to the reclassification of one tenant from the Office segment to the Single-Tenant Retail segment to conform to the current year presentation based on a re-evaluation of the property type.
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $21.8 million and $15.5 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily due to the timing of our reimbursable costs and a full period of expenses attributable to properties acquired from RTL on the Acquisition Date for the year ended December 31, 2024, with minimal impact from dispositions and the year-over-year change in average foreign exchange rates during the year ended December 31, 2024, when compared to the year ended December 31, 2023.
Multi-Tenant Retail
Property operating expenses in our Multi-Tenant Retail were $86.0 million and $27.0 million for the years ended December 31, 2024 and 2023, respectively. The increase in property operating expenses was driven by a full period of expenses attributable to properties acquired from RTL on the Acquisition Date for the year ended December 31, 2024.
Single-Tenant Retail
Property operating expenses in our Single-Tenant Retail were $15.8 million and $6.0 million for the years ended December 31, 2024 and 2023, respectively. The increase was primarily due to an increase in property operating expenses resulting from a full period of expenses attributable to properties acquired from RTL on the Acquisition Date for the year ended December 31, 2024, with minimal impact from the year-over-year change in average foreign exchange rates, when compared to the year ended December 31, 2023.
Office
Property operating expenses in our Office segment were $18.9 million and $19.4 million for the years ended December 31, 2024 and 2023, respectively. The decrease was primarily due to the timing of our reimbursable expenses , with minimal impact from the year-over-year change in average foreign exchange rates,when compared to the year ended December 31, 2023.
Operating Fees to Related Parties
Due to the completion of the Internalization Merger there were no operating fees paid to related parties in the year ended December 31, 2024. Upon the closing of the Mergers, we no longer pay asset management fees to the former Advisor or property management fees to the Property Manager and we internalized our management functions. While we no longer pay the costs of the various fees and expense reimbursements previously paid to the former Advisor and the Property Manager, after the Internalization Merger, our expenses now include the compensation and benefits of our officers, employees, and consultants, as well as overhead expenses, previously paid by those entities in managing our business and operations, which are recorded in general and administrative expenses from the Acquisition Date forward, including in the form of equity compensation. Operating fees paid to related parties were $28.3 million for the year ended December 31, 2023. For additional information, see Note 12 — Related Party Transactions to our consolidated financial statements included in this Annual Report on Form 10-K.
Impairment Charges
During the year ended December 31, 2024, we determined that the fair values of 56 of our properties (54 in the U.S. and two in the U.K) had an estimated fair value that was lower than the carrying value of the properties. The estimated fair values for 54 of the properties were based on the estimated selling price of such properties and the remainder were based on market comparable transactions, and, as a result, we recorded impairment charges, including impairments to intangible assets of approximately $90.4 million. 48 of the 56 properties that were impaired during the year ended 2024 were acquired in the REIT Merger.
During the year ended December 31, 2023, we recorded aggregate impairment charges of $68.7 million, as described below:

•During the three months ended December 31, 2023, we determined that one of our properties located in Scotland (which was owned prior to the REIT Merger) had an estimated fair value that was lower than its carrying value based on the estimated selling price of the property, and as a result, the Company recorded an impairment charge of approximately $1.8 million. Also during three months ended December 31, 2023, we determined that two of our properties located in the U.S. (which were acquired in the REIT Merger) had an estimated fair value that was lower than their carrying value based on the estimated selling prices of the properties, and, as a result, we recorded an impairment charge of approximately $1.2 million.
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

Merger, Transaction and Other Costs
We recognized $6.0 million and $54.5 million of acquisition, transaction and other costs during the years ended December 31, 2024 and 2023, respectively. The decrease was due to higher advisory, legal and other professional costs incurred in the year ended December 31, 2023 that were directly related to the Mergers.
Settlement Costs
We recognized settlement costs of $29.7 million during the year ended December 31, 2023, which related to the cash reimbursement of approximately $8.8 million of expenses to the Blackwells/Related Parties (as defined in Note 10 — Stockholders’ Equity to our consolidated financial statements in this Annual Report on Form 10-K) and non-cash equity expense of approximately $20.9 million for Common Stock issued to Blackwells under the Cooperation Agreement (as defined in Note 10 — Stockholders’ Equity to our consolidated financial statements in this Annual Report on Form 10-K).
General and Administrative Expense
General and administrative expenses were $57.7 million and $40.2 million for the years ended December 31, 2024 and 2023, respectively, which primarily consist of employee compensation/payroll expenses, professional fees including audit and taxation related services, board member compensation, and directors’ and officers’ liability insurance. The overall increase in general and administrative expenses was primarily due to a full period of management expenses for the year ended December 31, 2024 as a result of the Internalization.
Equity-Based Compensation
During the years ended December 31, 2024 and 2023, we recognized equity-based compensation expense of $8.9 million and $17.3 million, respectively. Equity-based compensation in both periods consists of (i) amortization of Restricted Shares granted to employees of the former Advisor or its affiliates who were involved in providing services to us prior to the Internalization, some of which vested at the closing of the Mergers; (ii) amortization of RSUs granted to our employees (after the Internalization) and our independent directors, and (iii) amortization expense related to PSUs that were issued in October of 2023. Equity-based compensation for the year ended December 31, 2023 included amortization expense for Restricted Shares, RSUs, PSUs and expense related to the 2021 OPP, which expired on September 11, 2023. The decrease in the year ended December 31, 2024 as compared to the prior year, was due to higher compensation expense recorded in the third quarter of 2023 as a result of an accelerated amortization expense due to a modification to the 2021 OPP (for additional information, see Note 13 — Equity-Based Compensation to our consolidated financial statements in this Annual Report on Form 10-K).
Depreciation and Amortization
Depreciation and amortization expense was $349.9 million and $222.3 million for the years ended December 31, 2024 and 2023, respectively. The increase was due to the full year period of additional depreciation and amortization expense recorded as a result of the impact of the REIT Merger for a full year period in the year ended December 31 2024 and the year-over-year change in average foreign exchange rates during the year ended December 31, 2024, when compared to the year ended December 31, 2023.
Gain (Loss) on Dispositions of Real Estate Investments
During the year ended December 31, 2024, we sold 178 properties, 164 of which were acquired in the REIT Merger, and recorded an aggregate gain of $57.0 million.
During the year ended December 31, 2023, we sold 11 properties, 10 of which were acquired in the REIT Merger, and recorded an aggregate loss of $1.7 million.
Interest Expense
Interest expense was $326.9 million and $179.4 million for the years ended December 31, 2024 and 2023, respectively. The increase was due to higher non-cash amortization expense due to the amortization of discounts recorded on debt acquired in the REIT Merger. Our total gross debt outstanding was $4.7 billion as of December 31, 2024 as compared to $5.4 billion as of December 31, 2023. The weighted-average effective interest rate of our total debt was 4.8% as of each of December 31, 2024 and 2023.
The increase in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the year ended December 31, 2024, when compared to the year ended December 31, 2023. As of the year ended December 31, 2024, approximately 11% of our total debt outstanding was denominated in EUR, 9% of our total debt outstanding was denominated in GBP and 1% was denominated in CAD. As of December 31, 2023, approximately 10% of our total debt outstanding was denominated in EUR, 8% of our total debt outstanding was denominated in GBP, and 1% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of December 31, 2024, approximately 49% of our total debt outstanding was secured and 51% was unsecured, the latter including amounts outstanding under our Credit Facility and Senior Notes. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates, the level of future borrowings, which will depend on refinancing needs and acquisition activity, and changes in currency exchange rates.
Loss on Extinguishment and Modification of Debt
The loss on extinguishment and modification of debt of $15.9 million during the year ended December 31, 2024, was due to cash payments made upon repaying certain mortgage loans, primarily related to the fee required to be paid upon repayment of the mortgage loan in the second quarter of 2024 that encumbered our McLaren properties in the U.K.
The loss on extinguishment and modification of debt of $1.2 million during the year ended December 31, 2023 was primarily due to early pre-payment penalties from certain mortgage paydowns.
Gain (loss) on Derivative Instruments
The gain (loss) on derivative instruments was a gain of $4.2 million for the year ended December 31, 2024 and a loss of $3.7 million for the year ended December 31, 2023. These amounts reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly impacted by currency rate changes in the GBP and EUR compared to the USD. For the year ended December 31, 2024, the gain on derivative instruments consisted of unrealized gains of $3.4 million and realized gains of $0.8 million. For the year ended December 31, 2023, the loss on derivative instruments consisted of unrealized losses of $7.3 million and realized gains of $3.6 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included AFFO (as defined below).
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
Unrealized Gains on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We recorded gains of $3.2 million on undesignated foreign currency advances and other hedge ineffectiveness, related to the accelerated reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur, for the year ended December 31, 2024. During the year ended December 31, 2023, we did not record any amounts due to currency changes on the undesignated excess foreign currency advances over the related net investments.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $4.4 million and $14.5 million for the years ended December 31, 2024 and 2023, respectively. For additional information, see Note 16 — Income Taxes to our consolidated financial statements included in this Annual Report on Form 10-K.
Preferred Stock Dividends
Preferred Stock dividends were $43.7 million and $27.4 million during years ended December 31, 2024 and 2023, respectively. The increase was due to dividends from our Series D Preferred Stock and Series E Preferred Stock, both of which were assumed from RTL in the REIT Merger.

Cash Flows from Operating Activities
The level of cash flows provided by operating activities is driven by, among other things, rental income received, operating fees paid to parties that were previously considered related parties (the former Advisor) and for asset and property management, and interest payments on outstanding borrowings.
During the year ended December 31, 2024, net cash provided by operating activities was $299.5 million. Cash flows provided by operating activities during the year ended December 31, 2024 reflect net loss of $131.6 million, adjusted for non-cash items of $514.0 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease and ground lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, unbilled straight-line rent, equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other non-cash items). In addition, operating cash flow was impacted by lease incentive and commission payments of $7.8 million and a net decrease of $30.8 million in working capital items due to an increase in prepaid expenses and other assets of $6.2 million, a decrease in accounts payable and accrued expenses of $22.2 million and a decrease in prepaid rent of $15.5 million.
During the year ended December 31, 2023, net cash provided by operating activities was $143.7 million. Cash flows provided by operating activities during the year ended December 31, 2023 reflect net loss of $211.9 million, adjusted for non-cash items of $339.1 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease and ground lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, unbilled straight-line rent, equity-based compensation, unrealized gains on foreign currency transactions, derivatives and impairment charges). In addition, operating cash flow was impacted by lease incentive and commission payments of $2.8 million and a decrease of $5.5 million in working capital items due to an increase in prepaid expenses and other assets of $7.6 million, a decrease in accounts payable and accrued expenses of $9.6 million and a decrease in prepaid rent of $0.7 million.
Cash Flows from Investing Activities
Net cash provided by investing activities during the year ended December 31, 2024 of $759.9 million primarily consisted of net proceeds from dispositions of $803.4 million, partially offset by capital expenditures of $45.6 million.
Net cash used in investing activities during the year ended December 31, 2023 of $551.9 million consisted of net cash used to complete the Mergers of $451.4 million, cash used for other property acquisitions of $134.1 million and capital expenditures of $47.3 million, partially offset by proceeds from dispositions of $80.9 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $995.4 million during the year ended December 31, 2024 was a result of net payments of principal on mortgage notes payable of $332.2 million, net paydowns of borrowings under our Revolving Credit Facility of $322.4 million, dividends paid to common stockholders of $272.4 million, dividends paid to holders of our Series A Preferred Stock of $12.3 million, dividends paid to holders of our Series B Preferred Stock of $8.1 million, dividends paid to holders of our Series D Preferred Stock of $14.9 million, dividends paid to holders of our Series E Preferred Stock of $8.5 million, penalties and charges related to repayments and early repayments of debt of $15.9 million and cash paid for financing costs of $7.6 million.
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

Liquidity and Capital Resources
Our principal future needs for cash and cash equivalents includes the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, repayment of certain debt obligations, which includes our continuing debt service obligations and dividends to holders of our Common Stock and Preferred Stock as well as to any future class or series of preferred stock we may issue. As of December 31, 2024 and 2023, we had cash and cash equivalents of $159.7 million and $121.6 million, respectively. See discussion above our how our cash flows from various sources impacted our cash.
Management expects that cash generated from operations, supplemented by our existing cash, will be sufficient to fund, in the near and long term, the payment of quarterly dividends to our common stockholders and holders of our Preferred Stock, as well as anticipated capital expenditures. During the year ended December 31, 2024, cash generated from operations covered 94.7% of our dividends paid. In addition, we plan on continuing to manage our leverage by using proceeds from strategic or opportunistic dispositions to reduce our debt, and we currently have entered into purchase and sale agreements (“PSA’s”) and non-binding letters of intent (“LOI’s”) totaling an aggregate of $2.1 billion, inclusive of the RCG PSA described below. The PSAs and LOIs are subject to conditions and there can be no assurance we will be able to complete these dispositions on their contemplated terms, or at all.
Our other sources of capital, which we have used and may use in the future, include proceeds received from our Revolving Credit Facility, proceeds from secured or unsecured financings (which may include note issuances), proceeds from our offerings of equity securities (including Common Stock and Preferred Stock), proceeds from any future sales of properties, including proceeds from the RCG Multi-Tenant Retail Disposition and undistributed cash flows from operations, if any.
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
Acquisitions and Dispositions — Year Ended December 31, 2024
During the year ended December 31, 2024, we sold 178 properties, 164 of which were acquired in the REIT Merger, for a contract price of $835.4 million.
We did not acquire any properties during the year ended December 31, 2024.
Dispositions Subsequent to December 31, 2024 and Pending Transactions
Subsequent to December 31, 2024, we disposed of 13 properties for an aggregate price of $19.2 million.
In addition, as of February 25, 2025, we had signed PSA’s to dispose of 232 properties for an aggregate sale price of $2.0 billion and we have signed LOI’s to dispose of 3 properties for an aggregate sale price of $15.1 million.
On February 25, 2025, we entered into the RCG PSA to sell a real estate portfolio comprised of 100 multi-tenant retail centers located in 28 states for a base purchase price of approximately $1.78 billion, subject to customary purchase price adjustments. The closing of the RCG Multi-Tenant Retail Disposition is subject to a number of customary conditions, including, but not limited to, with respect to 41 of the multi-tenant retail centers, the consent of certain of our existing lenders for RCG to assume the following debt secured by such properties: (a) approximately $210.0 million secured from Société Générale and UBS AG, and (b) approximately $260.0 million secured from Barclays Capital Real Estate Inc., Société Générale, KeyBank and Bank of Montreal. The closing of the disposition of the other 59 facilities is not contingent upon assumption of such debt and the closing is not otherwise subject to any financing contingency. We received a $25.0 million non-refundable deposit from RCG in connection with entering into RCG PSA. The RCG Multi-Tenant Retail Disposition is expected to close in three phases: the unencumbered portfolio is scheduled to close by March 31, 2025, while the encumbered portfolio is scheduled to close in two stages during the second quarter of 2025, pending approval of the respective loan assumptions.
Share Repurchase Program
On February 20, 2025, our Board authorized a stock buyback program for up to an aggregate amount of $300.0 million of shares of Common Stock. Under the program, which does not have a stated expiration date, we may repurchase shares of Common Stock from time to time through open market purchases, including pursuant to Rule 10b5-1 pre-set trading plans and under Rule 10b-18 of the Exchange Act, privately negotiated transactions, accelerated share repurchase transactions entered into with one or more counterparties or otherwise, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. The program does not obligate us to repurchase any specific number of shares of Common Stock.

Equity Offerings
Common Stock
We have an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which we may sell shares of Common Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Common Stock ATM Program having an aggregate offering amount of up to $285.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $500.0 million ($285.0 million was sold under our previous registration statement). During the years ended December 31, 2024 and 2023, we did not sell any shares of Common Stock through the Common Stock ATM Program.
Preferred Stock
We have an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may sell shares of Series B Preferred Stock, from time to time through our sales agents. In November 2022, we filed a new shelf registration statement and prospectus supplement covering the Series B Preferred Stock ATM Program having an aggregate offering amount of up to $170.0 million, prior to the expiration of our previous registration statement, which had an aggregate offering amount of up to $200.0 million. During the years ended December 31, 2024 and 2023, we did not sell any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program.
The timing differences between when we raise equity proceeds or receive proceeds from dispositions and when we invest those proceeds in acquisitions or other investments that increase our operating cash flows have affected, and may continue to affect, our results of operations.
Borrowings
As of December 31, 2024 and 2023, we had total gross debt outstanding of $4.7 billion and $5.4 billion, respectively, bearing interest at a weighted-average interest rate per annum equal to 4.8% for both 2024 and 2023. Approximately $464.5 million of our debt, consisting only of mortgage notes payable, matures in 2025 (see Mortgage Notes Payable below for more information).
As of December 31, 2024, 91% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted-average interest rate of 4.7% per annum. As of December 31, 2024, 9% of our total debt outstanding was variable-rate debt, which bore interest at a weighted- average interest rate of 6.0% per annum (20% variable with a rate of 7.2% in 2023). The total gross carrying value of unencumbered assets as of December 31, 2024 was $4.8 billion, of which approximately $4.5 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings.
Our debt leverage ratio was 63.8% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of December 31, 2024. See Note 8 — Fair Value of Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of fair value of such debt as of December 31, 2024. As of December 31, 2024 the weighted-average maturity of our indebtedness was 3.0 years. We believe we have the ability to service our debt obligations as they come due.
As noted above, we plan on continuing to manage our leverage by using proceeds from strategic or opportunistic dispositions to reduce our debt, and we currently have entered into PSA’s and LOI’s totaling an aggregate of $2.1 billion, inclusive of the RCG PSA.
Senior Notes
In connection with the REIT Merger, we assumed and became a guarantor under RTL’s $500.0 million aggregate principal, 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”), pursuant to a supplemental indenture governing the 4.50% Senior Notes. Both the 4.50% Senior Notes and our original 3.75% Senior Notes (together, the “Senior Notes”) do not require any principal payments prior to maturity. As of December 31, 2024, the carrying amount of the outstanding Senior Notes on our balance sheets totaled $906.1 million which is net of $93.9 million of deferred financing costs and discounts, and as of December 31, 2023 the carrying amount of the outstanding Senior Notes on our balance sheets totaled $886.0 million, which is net of $114.0 million of deferred financing costs. See Note 7 — Senior Notes, Net to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the Senior Notes and related covenants.
Mortgage Notes Payable
As of December 31, 2024 and 2023, we had secured mortgage notes payable of $2.2 billion and $2.5 billion, respectively, net of mortgage discounts and deferred financing costs. All of our current mortgage loans require payment of interest-only with the principal due at maturity. We have $464.5 million of principal payments due on our mortgages during the year ending December 31, 2025. Significant activity related to our mortgage notes payable was as follows (see Note 5 — Mortgage Notes Payable, Net for additional information):

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
Credit Facility
As of December 31, 2024 and 2023, outstanding borrowings under the Revolving Credit Facility were $1.4 billion and $1.7 billion, respectively. During the year ended December 31, 2024, we made net additional paydowns of $322.4 million on the Revolving Credit Facility. As of December 31, 2024, approximately $332.5 million was available for future borrowings under the Revolving Credit Facility.
The Credit Agreement requires payments of interest only prior to maturity. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of us and our subsidiaries plus either (i) the Base Rate (as defined in the Credit Agreement) or (ii) the applicable Benchmark Rate (as defined in the Credit Facility) for the currency being borrowed. The applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. These spreads reflect a reduction from the previous spreads. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, (i) if we achieve an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on our credit rating, and (ii) the “floor” on the applicable Benchmark is 0%. As of December 31, 2024, the Revolving Credit Facility had a weighted-average effective interest rate of 5.7% after giving effect to interest rate swaps in place.
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
The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Also, we have a $7.4 million letter of credit held by lenders which were put in place to cure cash trap sweep events under one of our mortgages. These letters of credit reduce the availability for future borrowings under the Revolving Credit Facility.
Any future borrowings may, at our option be denominated in USD, EUR, CAD, GBP Norwegian Krone, Swedish Krona and Swiss Francs, provided that the total principal amount of non-USD loans cannot exceed the sum of the total revolving commitments minus $100.0 million. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
Covenants
As of December 31, 2024, we were in compliance with the covenants under the indenture governing the 3.75% Senior Notes, the indenture governing the 4.50% Senior Notes and the Credit Agreement (see Note 6 — Revolving Credit Facility and Note 7 — Senior Notes, Net to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the Credit Facility and Senior Notes and the related covenants).

As of December 31, 2024, we were in compliance with all property-level debt covenants with the exception of four property-level debt instruments. For those four property-level debt instruments, we either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under our Revolving Credit Facility. While the restricted cash cannot not be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on our ability to operate the impacted assets and do not constitute events of default under the applicable debt instruments.
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
We consider FFO, Core FFO and AFFO useful indicators of our performance. Because FFO, Core FFO and AFFO calculations exclude such factors as depreciation and amortization of real estate assets and gain or loss from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), FFO, Core FFO and AFFO presentations can facilitate comparisons of operating performance between periods and between other REITs in our peer group.
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
Core Funds From Operations
In calculating Core FFO, we start with FFO, then we exclude certain non-core items such as merger, transaction and other costs, settlement costs related to the Blackwells/Related Parties litigation (recorded in the second and third quarters of 2023), as well as certain other costs that are considered to be non-core, such as debt extinguishment or modification costs. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our core business plan to generate operational income and cash flows in order to make dividend payments to stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the subsequent operations of the investment. We also add back non-cash write-offs of deferred financing costs, prepayment penalties and certain other costs incurred with the early extinguishment or modification of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of operations. By excluding expensed acquisition, transaction and other costs as well as non-core costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.
Adjusted Funds From Operations
In calculating AFFO, we start with Core FFO, then we exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities or items, including items that were paid in cash that are not a fundamental attribute of our business plan or were one time or non-recurring items. These items include early extinguishment or modification of debt and other items excluded in Core FFO as well as unrealized gain and loss, which may not ultimately be realized, such as gain or loss on derivative instruments, gain or loss on foreign currency transactions, and gain or loss on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market leases intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. We also exclude revenue attributable to the reimbursement by third parties of financing costs that we originally incurred because these revenues are not, in our view, related to operating performance. We also include the realized gain or loss on foreign currency exchange contracts for AFFO as such items are part of our ongoing operations and affect our current operating performance.
In calculating AFFO, we also exclude certain expenses which under GAAP are treated as operating expenses in determining operating net income. All paid and accrued acquisition, transaction and other costs (including prepayment penalties for debt extinguishments or modifications and merger related expenses) and certain other expenses, including expenses incurred for our 2023 proxy contest and related Blackwells/Related Parties litigation, expenses related to our European tax restructuring and transition costs related to the Mergers, negatively impact our operating performance during the period in which expenses are incurred or properties are acquired and will also have negative effects on returns to investors, but are excluded by us as we believe they are not reflective of on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used to, among other things, assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) calculated in accordance with GAAP as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.

	Year Ended December 31,
(In thousands)	2024	2023
Net loss attributable to common stockholders (in accordance with GAAP)	$(175,316)	$(239,348)
Impairment charges	90,410	68,684
Depreciation and amortization	349,943	222,271
(Gain) loss on dispositions of real estate investments	(57,015)	1,672
FFO (as defined by NAREIT) attributable to common stockholders	208,022	53,279
Merger, transaction and other costs (1)	6,026	54,492
Settlement costs (2)	—	29,727
Loss on extinguishment and modification of debt	15,877	1,221
Core FFO attributable to common stockholders	229,925	138,719
Non-cash equity-based compensation	8,931	17,297
Non-cash portion of interest expense	9,980	8,622
Amortization related to above and below-market lease intangibles and right-of-use assets, net	7,503	5,603
Straight-line rent	(19,150)	(10,396)
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness	(3,249)	—
Eliminate unrealized (gains) losses on foreign currency transactions (3)	(3,418)	7,286
Amortization of mortgage discounts	68,591	18,916
Expenses attributable to 2023 proxy contest and related litigation (4)	—	9,101
Expenses attributable to European tax restructuring (5)	485	2,169
Transition costs related to the Mergers (6)	4,486	2,484
Forfeited disposition deposit (7)	(275)	—
AFFO attributable to common stockholders	$303,809	$199,801

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$208,022	$53,279
Core FFO attributable to common stockholders	$229,925	$138,719
AFFO attributable to common stockholders	$303,809	$199,801
_____
(1)For the year ended December 31, 2024 and 2023, these costs primarily consist of advisory, legal and other professional costs that were directly related to the REIT Merger and Internalization Merger.
(2)In the year ended December 31, 2023, we recognized these settlement costs which include one-half of the reasonable, documented, out-of-pocket expenses (including legal fees) incurred by the Blackwells/Related Parties in connection with the proxy contest and related litigation as well as expense for Common Stock issued to the Blackwells/Related Parties, as required under the cooperation agreement with the Blackwells/Related Parties. There were no such costs in the year ended December 31, 2024.
(3)For AFFO purposes, we adjust for unrealized gains and losses. For the year ended December 31, 2024, the gain on derivative instruments (related to foreign currencies) was $4.2 million which consisted of unrealized gains of $3.4 million and realized gains of $0.8 million. For the year ended December 31, 2023, the loss on derivative instruments was $3.7 million which consisted of unrealized losses of $7.3 million and realized gains of $3.6 million.
(4)Amount relates to costs specifically related to our 2023 proxy contest and related Blackwells/Related Parties litigation (as described herein). We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for this amount.
(5)Amount relates to costs incurred related to the tax restructuring of our European entities. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for this amount.
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
Common Stock
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
In connection with the Mergers, in October 2023, the Board approved an annual dividend rate on our Common Stock of $1.42 per share, or $0.354 per share on a quarterly basis. The first dividend paid at this rate occurred on October 16, 2023 and, accordingly, during the three months ended March 31, 2024, we paid dividends at this rate as well.
On February 26, 2024, the Board approved a dividend policy that reduced our Common Stock dividend rate to an annual rate of $1.10 per share, or $0.275 per share on a quarterly basis. This Common Stock dividend rate became effective with the Common Stock dividend declared and paid in April 2024 and was effective through January 2025.
On February 27, 2025, we announced that our Board plans to reduce our quarterly dividend per share of Common Stock from $0.275 to $0.190 per share, representing an annual dividend rate of $0.76 per share, beginning with the dividend expected to be declared in April 2025. The reduction of the dividend rate is expected to yield benefits to us, including increasing the amount of cash that may be used to lower leverage.
Common Stock dividends authorized by our Board and declared by us are paid on a quarterly basis in arrears during the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment.
Preferred Stock
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
•Dividends on our Series D Preferred Stock accrue in an amount equal to $0.46875 per share per quarter to Series D Preferred Stockholders, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share of Series D Preferred Stock per annum.
•Dividends on our Series E Preferred Stock accrue in an amount equal to $0.4609375 per share per quarter to Series E Preferred Stockholders, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share of Series E Preferred Stock per annum.
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

The following table shows the sources for the payment of dividends to holders of our Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred stock and distributions to holders of LTIP Units for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2024		June 30, 2024		September 30, 2024		December 31, 2024		December 31, 2024
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends			Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$81,733		$63,483		$63,466		$63,753		$272,435
Dividends to holders of Series A Preferred Stock	3,081		3,081		3,081		3,081		12,324
Dividends to holders of Series B Preferred Stock	2,018		2,018		2,018		2,018		8,072
Dividends to holders of Series D Preferred Stock	3,718		3,720		3,719		3,719		14,876
Dividends to holders of Series E Preferred Stock	2,118		2,118		2,118		2,118		8,472
Distributions to holders of LTIP Units/Class A Units	41		32		32		32		137
Total dividends and distributions	$92,709		$74,452		$74,434		$74,721		$316,316

Source of dividend coverage:
Cash flows provided by operations	$92,186	99.4%	$70,359	94.5%	$62,126	83.5%	$74,799	100.1%	$299,470	(1)	94.7%
Available cash on hand	523	0.6%	4,093	5.5%	12,308	16.5%	(78)	(0.1)%	16,846	(1)	5.3%
Total sources of dividend and distribution coverage	$92,709	100.0%	$74,452	100.0%	$74,434	100.0%	$74,721	100.0%	$316,316		100.0%

Cash flows provided by operations (GAAP basis)	$92,186		$70,359		$62,126		$74,799		$299,470

Net loss attributable to common stockholders (in accordance with GAAP)	$(34,687)		$(11,913)		$(29,971)		$(98,745)		$(175,316)
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of December 31, 2024, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 2.9%. To help mitigate the adverse impact of inflation, approximately 81% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due under the leases over time by an average cumulative increase of 1.3% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of December 31, 2024, based on straight-line rent, approximately 61.1% are fixed-rate with increases averaging 1.7%, 14.8% are based on the Consumer Price Index, subject to certain caps, 4.6% are based on other measures, and 19.5% do not contain any escalation provisions.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the interest payments on the debt obligation. The face amounts on which the swaps or caps, are based are not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimated that the total fair value of our interest rate swaps, which are included in derivative assets, at fair value and derivative liabilities, at fair value on our consolidated balance sheets, totaled $2.5 million and $3.7 million as of December 31, 2024, respectively (see Note 9 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K for more information, including the fair value of such assets and liabilities as of December 31, 2023).
The following table presents future principal payments based upon expected maturity dates and fixed/variable classification of our debt obligations outstanding as of December 31, 2024:

(In thousands)	Fixed-rate debt (1) (2)	Variable-rate debt (1)		Total Debt
2025	$464,526	$—	(3)	$464,526
2026	1,110,447	385,770		1,496,217
2027	663,191	—	(4)	663,191
2028	1,029,620	—		1,029,620
2029	644,729	15,373		660,102
Thereafter	400,257	—		400,257
Total	$4,312,770	$401,143		$4,713,913

Additional Details:
Percentage of total debt	91.0%	9.0%		N/A
Weighted-average effective interest rate	4.7%	6.0%		4.8%
________
(1)Assumes exchange rates of £1.00 to $1.25 for GBP, €1.00 to $1.04 for EUR and $1.00 CAD to $0.70 as of December 31, 2024, for illustrative purposes, as applicable.
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
See Note 5 — Mortgage Notes Payable, Net and Note 6 — Revolving Credit Facility to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding the Company’s debt obligations for year ended December 31, 2023, including the fixed/variable classification of such obligations.
As of December 31, 2024, our total consolidated debt, which includes secured mortgage financings, borrowings under the Revolving Credit Facility, our 3.75% Senior Notes and our 4.50% Senior Notes, had a total gross carrying value of $4.7 billion, an estimated fair value of $4.5 billion. The annual interest rates on our fixed-rate debt mortgage debt as of December 31, 2024 ranged from 2.2% to 6.5% and the interest rates on our 3.75% Senior Notes and 4.50% Senior Notes are fixed at 3.75% and 4.50%, respectively. The contractual annual interest rates on our variable-rate debt as of December 31, 2024 ranged from 5.0% to 5.7%. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on, among other things, our refinancing needs or plans to reduce our leverage and acquisition activity. In addition, our interest expense will vary based on movements in interest rates. Our debt obligations are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations above.
The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt as of December 31, 2024 by an aggregate increase of $850.0 million or an aggregate decrease of $980.4 million, respectively.
Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates as of December 31, 2024 would increase or decrease by approximately $4.0 million for each respective 1% change in annual interest rates.
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
We have designated all current foreign currency draws under the Credit Facility as net investment hedges to the extent of our net investment in foreign subsidiaries. To the extent foreign draws in each currency exceed the net investment, we reflect the effects of changes in currency on such excess in earnings. As of December 31, 2024, we had foreign currency draws (EUR) in excess of our net investments in our foreign subsidiaries (see Note 9— Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K).
We enter into foreign currency forward contracts and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency put option contract consists of a right, but not the obligation, to sell a specified amount of foreign currency for a specified amount of another currency at a specific date. If the exchange rate of the currency fluctuates favorably beyond the strike rate of the put at maturity, the option would be considered “in-the-money” and exercised accordingly. The total estimated fair value of our foreign currency forward contracts and put options, which are included in derivatives, at fair value on the consolidated balance sheets, was in a net asset position of $1.6 million as of December 31, 2024 (see Note 8 — Fair Value of Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K). We have obtained, and may in the future obtain, non-recourse mortgage financing in a foreign currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to USD, the change in debt service, as translated to USD, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of December 31, 2024, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	EUR	GBP	CAD	Total
2025	$47,667	$60,978	$2,608	$111,253
2026	45,520	53,657	2,515	101,692
2027	32,741	51,729	2,461	86,931
2028	27,068	48,827	2,501	78,396
2029	22,297	43,947	2,297	68,541
Thereafter	59,447	347,285	28,727	435,459
Total	$234,740	$606,423	$41,109	$882,272
______
(1)Assumes exchange rates of £1.00 to $1.25 for GBP, €1.00 to $1.04 for EUR and $1.00 CAD to $0.70 as of December 31, 2024 for illustrative purposes, as applicable.

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of December 31, 2024, during each of the next five calendar years and thereafter, are detailed in the table below:

Future Debt Service Payments
Mortgage Notes Payable
(In thousands)	EUR
2025	$3,911
2026	3,911
2027	3,911
2028	3,922
2029	77,113
Thereafter	—
Total	$92,768
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
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of December 31, 2024, in certain areas. See Item 2. Properties in this Annual Report on Form 10-K for further discussion on distribution across countries and industries.
Based on our annualized rental income, the majority of our directly owned real estate properties and related loans are located in the U.S. and Canada (80%) and the remaining are in the United Kingdom (10%), The Netherlands (3%), Finland (2%) and Germany (2%). No individual tenant accounted for more than 10% of our annualized rental income as of December 31, 2024. Based on annualized rental income, as of December 31, 2024, our directly owned real estate properties contain significant concentrations in the following asset types: Industrial & Distribution (34%), Multi-Tenant Retail (28%), Single-Tenant Retail (21%) and Office (17%).
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2024, the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC rules and forms, information required to be disclosed by us in our reports that we file or submit under the Exchange Act, and in such information being accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Reporting on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on its report, which is included on page F-2 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics may be obtained, free of charge, by sending a written request to our executive office – 650 Fifth Avenue – 30th Floor, New York, NY 10019, attention Chief Financial Officer. Our Code of Business Conduct and Ethics is also available on our website, www.globalnetlease.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our directors, chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a current report on Form 8-K.
We have adopted an insider trading policy which governs the purchase, sale and/or any other dispositions of the Company’s securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to audited consolidated financial statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-54 of this report:
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2024 and for the years ended December 31, 2024 and 2023.
(b)    Exhibits

EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1 **	Agreement and Plan of Merger, dated as of May 23, 2023, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Osmosis Sub I, LLC, Osmosis Sub II, LLC, The Necessity Retail REIT, Inc., and The Necessity Retail REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Global Net Lease, Inc. on May 25, 2023).
2.2 **	Internalization Agreement, dated as of May 23, 2023, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., the Necessity Retail REIT, Inc., The Necessity Retail REIT Operating, L.P., AR Global Investments, LLC and the other parties thereto (incorporated by reference to Exhibit 2.2 to the Form 8-K filed by Global Net Lease, Inc. on May 25, 2023).
3.1	Articles of Restatement of Global Net Lease, Inc., effective February 24, 2021 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2020).
3.2	Second Amended and Restated Bylaws of Global Net Lease, Inc., effective September 12, 2023 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
3.3	Articles Supplementary of Global Net Lease, Inc., filed on September 12, 2023 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
3.4	Articles Supplementary for the Global Net Lease, Inc. 7.25% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, as filed March 23, 2018 with the State Department of Assessments and Taxation of Maryland (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Global Net Lease, Inc. on March 23, 2018).
3.5	Articles Supplementary for the Global Net Lease, Inc. 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, as filed November 22, 2019 with the State Department of Assessments and Taxation of Maryland (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Global Net Lease, Inc. on November 22, 2019).
3.6	Articles Supplementary for the Global Net Lease, Inc. 7.50% Series D Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, as filed September 8, 2023 with the State Department of Assessments and Taxation of Maryland (incorporated by reference to Exhibit 3.5 to the Form 8-A filed by Global Net Lease, Inc. on September 8, 2023)
3.7	Articles Supplementary for the Global Net Lease, Inc. 7.375% Series E Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, as filed September 8, 2023 with the State Department of Assessments and Taxation of Maryland (incorporated by reference to Exhibit 3.6 to the Form 8-A filed by Global Net Lease, Inc. on September 8, 2023).
3.8	Amendment to the Articles of Restatement of Global Net Lease, Inc., effective November 7, 2023 (incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Global Net Lease, Inc. on November 7, 2023).
3.9	Articles Supplementary for the Global Net Lease, Inc. Series C Cumulative Preferred Stock, $0.01 par value per share, as filed February 27, 2024 with the State Department of Assessments and Taxation of Maryland (incorporated by reference to Exhibit 3.9 to the Form 10-K filed by Global Net Lease, Inc. on February 23, 2024).
4.1	Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015, between Global Net Lease, Inc. and Global Net Lease Special Limited Partner, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Global Net Lease, Inc. on June 2, 2015).

4.2	Second Amendment, dated as of September 11, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on September 11, 2017).
4.3	Third Amendment, dated as of December 15, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on December 18, 2017).
4.4	Fourth Amendment, dated as of March 23, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 23, 2018).
4.5	Fifth Amendment, dated as of July 19, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on July 23, 2018).
4.6	Sixth Amendment, dated November 22, 2019, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on November 22, 2019).
4.7	Seventh Amendment, dated December 13, 2019, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on December 13, 2019).
4.8	Eighth Amendment dated June 3, 2021, to Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on June 4, 2021).
4.9	Ninth Amendment dated August 6, 2021, to Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed by Global Net Lease, Inc. on August 5, 2021).
4.10	Tenth Amendment, dated as of September 12, 2023, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 4.4 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
4.11	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.11 to the Form 10-K filed by Global Net Lease, Inc. on February 23, 2024).
4.12	Indenture, dated as of December 16, 2020, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., the Guarantors party thereto and U.S. Bank National Association, as trustee (including the form of Notes) (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Global Net Lease, Inc. on December 17, 2020).
4.13	Indenture, dated as of October 7, 2021, among The Necessity Retail REIT, Inc (f/k/a American Finance Trust, Inc.), The Necessity Retail REIT Operating Partnership, L.P.(f/k/a American Finance Operating Partnership, L.P.), the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2021).
4.14	RTL Supplemental Indenture dated September 12, 2023 by and among The Necessity Retail REIT, Inc, The Necessity Retail REIT Operating Partnership, L.P., Global Net Lease, Inc., the guarantors thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
4.15	GNL Supplemental Indenture, dated September 12, 2023 by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., The Necessity Retail REIT, Inc, the guarantors thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
4.16	Certificate of Notice of Global Net Lease, Inc., dated November 7, 2023 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Global Net Lease, Inc. on November 7, 2023).
10.1	Loan Agreement, dated as of October 27, 2017, by and among the wholly-owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, as borrower, and Column Financial, Inc. and Citi Real Estate Funding, Inc., as lender (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed by Global Net Lease, Inc. on November 7, 2017).
10.2	Guaranty Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. for the benefit of Column Financial, Inc. and Citi Real Estate Funding, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed by Global Net Lease, Inc. on November 7, 2017).

10.3	Environmental Indemnity Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. and the wholly-owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, in favor of Column Financial, Inc. and Citi Real Estate Funding, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed by Global Net Lease, Inc. on November 7, 2017).
10.4	Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America Inc., and Stifel, Nicolaus & Company Incorporated (incorporated by reference to Exhibit 1.7 to the Annual Report on Form 10-K for the year ended December 31, 2018, filed by Global Net Lease, Inc. on February 28, 2019).
10.5
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

10.6	Amendment No. 2, dated as of June 21, 2019, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., UBS Securities LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Mizuho Securities USA LLC (formerly known as Mizuho Securities USA Inc.), B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America, Inc., Stifel, Nicolaus & Company, Incorporated, and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on June 21, 2019).
10.7	Amendment No. 3, dated as of November 12, 2019, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America, Inc. Stifel, Nicolaus & Company, Incorporated and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on November 12, 2019).
10.8	Amendment No. 4, dated as of March 19, 2021, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley FBR, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BBVA Securities Inc., SMBC Nikko Securities America, Inc. Stifel, Nicolaus & Company, Incorporated and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on March 19, 2021).
10.9	Amendment No. 5, dated as of November 5, 2021, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Jefferies LLC, SMBC Nikko Securities America, Inc. Stifel, Nicolaus & Company, Incorporated, Ladenburg Thalmann & Co. Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on November 8, 2021).
10.10	Amendment No. 6, dated as of February 25, 2022, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Jefferies LLC, SMBC Nikko Securities America, Inc., JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on February 25, 2022).
10.11	Amendment No. 7 dated as of August 5, 2022, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., SMBC Nikko Securities America, Inc., JMP Securities LLC, Ladenburg Thalmann & Co. Inc., Barclays Capital Inc., Huntington Securities, Inc., Credit Suisse Securities (USA) LLC, Synovus Securities, Inc., Comerica Securities, Inc. and SG Americas Securities, LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on August 5, 2022).

10.12	Amendment No. 8, dated as of November 4, 2022, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., SMBC Nikko Securities America, Inc., JMP Securities LLC, Ladenburg Thalmann & Co. Inc., Barclays Capital Inc., Huntington Securities, Inc., Credit Suisse Securities (USA) LLC, Synovus Securities, Inc., Comerica Securities, Inc. and SG Americas Securities, LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on November 7, 2022).
10.13	Amendment No. 9, dated as of November 9, 2023, to Equity Distribution Agreement, dated February 28, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Capital One Securities, Inc., Mizuho Securities USA LLC, B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., SMBC Nikko Securities America, Inc., JMP Securities LLC, Ladenburg Thalmann & Co. Inc., Barclays Capital Inc., Huntington Securities, Inc., Credit Suisse Securities (USA) LLC, Synovus Securities, Inc., Comerica Securities, Inc. and SG Americas Securities, LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on November 13, 2023).
10.14	First Amended and Restated Guaranty, dated as of August 1, 2019, by the Company, ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on August 6, 2019).
10.15	First Amended & Restated Contribution Agreement, dated as of August 1, 2019, by and among the Company, Global Net Lease Operating Partnership, L.P., ARC Global Holdco, LLC, ARC Global II Holdco, LLC, the other subsidiary parties thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on August 6, 2019).
10.16	Loan Agreement, dated as of September 12, 2019, by and among the borrowers party thereto, and KeyBank National Association, as lender (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on September 18, 2019).
10.17
Form of Promissory Note, dated as of September 12, 2019, by the borrowers party thereto in favor of
KeyBank National Association, as lender (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on September 18, 2019).

10.18	Guaranty Agreement, dated as of September 12, 2019, by Global Net Lease Operating Partnership, L.P. in favor of KeyBank National Association, as lender(incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on September 18, 2019).
10.19	Environmental Indemnity Agreement, dated as of September 12, 2019, by the borrowers party thereto and Global Net Lease Operating Partnership, L.P. in favor of KeyBank National Association, as indemnitee (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Global Net Lease, Inc. on September 18, 2019).
10.20	Equity Distribution Agreement, dated December 13, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and B. Riley FBR, Inc., BMO Capital Markets Corp., Ladenburg Thalmann & Co. Inc., D.A. Davidson & Co., and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on December 13, 2019).
10.21	Amendment No. 1, dated as of August 6, 2021, to Equity Distribution Agreement, dated December 13, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Ladenburg Thalmann & Co. Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on August 6, 2021).
10.22	Amendment No. 2, dated as of November 4, 2022, to Equity Distribution Agreement, dated December 13, 2019, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., B. Riley Securities, Inc., KeyBanc Capital Markets Inc., BMO Capital Markets Corp., Ladenburg Thalmann & Co. Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.2 to the Form 8-K filed by Global Net Lease, Inc. on November 7, 2022).

10.23 * +	Amended and Restated Form of Indemnification Agreement.
10.24 +	2021 Omnibus Incentive Compensation Plan of Global Net Lease, Inc. (incorporated by reference to Annex A to the Definitive Proxy Statement on Schedule 14A filed by Global Net Lease, Inc. on February 26, 2021).
10.25 +	2021 Advisor Omnibus Incentive Compensation Plan of Global Net Lease, Inc. (incorporated by reference to Annex B to the Definitive Proxy Statement on Schedule 14A filed by Global Net Lease, Inc. on February 26, 2021).
10.26	Supplemental Agreement dated July 8, 2021, to Investment Facility Agreement, dated August 13, 2018, as amended, among the borrower and guarantor entities thereto and Lloyds Bank PLC(incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed by Global Net Lease, Inc. on August 5, 2021).

10.27	Second Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among Global Net Lease Operating Partnership, L.P., as borrower, Global Net Lease, Inc. and the other guarantors party thereto, KeyBank National Association, as agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on April 11, 2022).
10.28	Omnibus Amendment to Guaranty and Contribution Agreement, dated as of April 8, 2022, by Global Net Lease, Inc., ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on April 11, 2022).
10.29	First Amendment, dated as of July 26, 2022, to Second Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among Global Net Lease Operating Partnership, L.P., as borrower, Global Net Lease, Inc. and the other guarantors party thereto, KeyBank National Association, as agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on July 29, 2022).
10.30	Cooperation Agreement and Release dated as of June 4, 2023 by and among Global Net Lease, Inc., The Necessity Retail REIT, Inc., Global Net Lease Advisors, LLC, Global Net Lease Properties, LLC, Necessity Retail Advisors, LLC, Necessity Retail Properties, LLC, AR Global Investments, LLC, Blackwells Capital LLC, Blackwells Onshore I LLC, Jason Aintabi, Related Fund Management, LLC, Jim Lozier and Richard O’Toole (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on June 5, 2023).
10.31	GNL Credit Facility Amendment dated September 12, 2023, by and among Global Net Lease Operating Partnership, L.P., as borrower, Global Net Lease, Inc. and the other guarantors party thereto, KeyBank National Association, as agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.32	Loan Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, as borrowers, and Column Financial, Inc., as lender (incorporated by reference to Exhibit 10.1 to The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed on July 28, 2020 (File No. 001-38597)).
10.33	Limited Recourse Guaranty, dated as of July 24, 2020, in favor of Column Financial, Inc. (incorporated by reference to Exhibit 10.2 to The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed on July 28, 2020 (File No. 001-38597)).
10.34	Environmental Indemnity Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, American Finance Operating Partnership, L.P. and Column Financial, Inc. (incorporated by reference to Exhibit 10.3 to The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed on July 28, 2020 (File No. 001-38597)).
10.35	Loan Agreement dated as of December 8, 2017 among Societe Generale and UBS AG as Lenders and the borrowers thereto (incorporated by reference to Exhibit 10.19 to The Necessity Retail REIT, Inc.’s Annual Report on Form 10-K filed on March 19, 2018 (File No. 001-38597)).
10.36	Guaranty of Recourse Obligations dated as of December 8, 2017 in favor of Societe Generale and UBS AG (incorporated by reference to Exhibit 10.20 to The Necessity Retail REIT, Inc.’s Annual Report on Form 10-K filed on March 19, 2018 (File No. 001-38597)).
10.37	Loan Agreement, dated as of August 30, 2023, among the borrower entities party thereto, and Barclays Capital Real Estate Inc., Société Générale Financial Corporation, Bank of Montreal, and KeyBank National Association (incorporated by reference to Exhibit 10.1 to The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed on September 5, 2023 (File No. 001-38597)).
10.38	Guaranty Agreement, dated as of September 12, 2023, in favor of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, Bank of Montreal, and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.39	Environmental Indemnity Agreement, dated as of September 12, 2023, by Global Net Lease, Inc. and the borrower entities party thereto, for the benefit of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, Bank of Montreal, and KeyBank National Association. (incorporated by reference to Exhibit 10.9 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.40	Registration Rights and Stockholders Agreement dated September 12, 2023, by and between Global Net Lease, Inc., AR Global Investments, LLC, Global Net Lease Special Limited Partnership, LLC, and Necessity Retail Space Limited Partner, LLC (incorporated by reference to Exhibit 10.10 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.41	Amended and Restated Ownership Limit Waiver Agreement, dated November 6, 2023, by and between Global Net Lease, Inc. and Nicholas S. Schorsch and certain related trusts (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Global Net Lease, Inc. on November 7, 2023).
10.42	Amended and Restated Ownership Limit Waiver Agreement, dated November 6, 2023, by and between Global Net Lease, Inc. and Shelley D. Schorsch and certain related trusts (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Global Net Lease, Inc. on November 7, 2023).

10.43	Ownership Limit Waiver Agreement, dated September 12, 2023, by and between Global Net Lease, Inc. and Bellevue Capital Partners, LLC on its own behalf and on behalf of Global Net Lease Special Limited Partnership, LLC, AR Capital Global Holdings, LLC, AR Global Investments, LLC, American Realty Capital Global II (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Global Net Lease, Inc. on November 7, 2023).
10.44 +	2024 Annual Bonus Program (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on December 4, 2023).
10.45 +	Form of Restricted Stock Unit Award Agreement (Form A) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on December 4, 2023).
10.46 +	Form of Restricted Stock Unit Award Agreement (Form B) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on December 4, 2023).
10.47 +	Form of Performance Stock Unit Award Agreement (Form A) (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Global Net Lease, Inc. on December 4, 2023).
10.48 +	Form of Performance Stock Unit Award Agreement (Form B) (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by Global Net Lease, Inc. on December 4, 2023).
10.49 +	Form of Restricted Stock Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.61 to the Form 10-K filed by Global Net Lease, Inc. on February 27, 2024).
10.50 +	2018 Omnibus Incentive Compensation Plan of The Necessity Retail REIT, Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by The Necessity Retail REIT, Inc. on July 19, 2018).
10.51 +	Non-Employee Director Compensation Guidelines (incorporated by reference to Exhibit 10.63 to the Form 10-K filed by Global Net Lease, Inc. on February 27, 2024).
10.52 +	Employment Agreement, dated December 20, 2023, between Global Net Lease, Inc. and Christopher J. Masterson (incorporated by reference to Exhibit 10.64 to the Form 10-K filed by Global Net Lease, Inc. on February 27, 2024).
10.53 +	Employment Agreement, dated September 18, 2023, between Global Net Lease, Inc. and Jesse C. Galloway (incorporated by reference to Exhibit 10.65 to the Form 10-K filed by Global Net Lease, Inc. on February 27, 2024).
10.54 +	Non-Competition Agreement, dated as of May 23, 2023, by and among Global Net Lease, Inc. and Edward M. Weil, Jr. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on May 26, 2023).
10.55 +	Separation Agreement, dated March 8, 2024, by and between Global Net Lease, Inc. and James L. Nelson (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on March 11, 2024).
10.56 ***	Loan Agreement, dated as of April 5, 2024, among the borrower entities party thereto, Bank of Montreal, Barclays Capital Real Estate Inc., Societe Generale Financial Corporation, and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on April 10, 2024).
10.57	Guaranty Agreement, dated as of April 5, 2024, by Global Net Lease Operating Partnership, L.P. in favor of Bank of Montreal, Barclays Capital Real Estate Inc., Societe Generale Financial Corporation, and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on April 10, 2024).
10.58 ***	Environmental Indemnity Agreement, dated as of April 5, 2024, by Global Net Lease Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Bank of Montreal, Barclays Capital Real Estate Inc., Societe Generale Financial Corporation, and KeyBank National Association (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on April 10, 2024).
10.59 ****+	Employment Agreement, dated as of November 21, 2024, by and between Global Net Lease, Inc. and Edward M. Weil, Jr. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on November 22, 2024).
19.1 *	Global Net Lease, Inc. Insider Trading Policy.
21.1 *	List of Subsidiaries.
23.1 *	Consent of PricewaterhouseCoopers LLP.
31.1 *	Certification of the Principal Executive Officer of Global Net Lease, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of Global Net Lease, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 ++	Written statements of the Principal Executive Officer and Principal Financial Officer of Global Net Lease, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Global Net Lease, Inc. Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to the Form 10-K filed by Global Net Lease, Inc. on February 27, 2024).

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________
* Filed herewith
+ Indicates a management contract or compensatory plan.
++ Furnished herewith
** Pursuant to Item 601(b)(2) of Regulation S-K, the Company has omitted certain schedules and exhibits and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.
*** Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted because the Company customarily and actually treats the omitted portions as private or confidential, and such portions are not material and would likely cause competitive harm to the Company if publicly disclosed. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the SEC or its staff upon request.
**** Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the SEC or its staff upon request.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of February, 2025.

GLOBAL NET LEASE, INC.
By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
CHIEF EXECUTIVE OFFICER AND PRESIDENT (PRINCIPAL EXECUTIVE OFFICER)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ P. Sue Perrotty	Independent Director, Non-Executive Chair of the Board of Directors	February 27, 2025
P. Sue Perrotty

/s/ Edward M. Weil, Jr.	Director, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2025
Edward M. Weil, Jr.

/s/ Christopher J. Masterson	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 27, 2025
Christopher J. Masterson

/s/ M. Therese Antone	Independent Director, Compensation Committee Chair	February 27, 2025
M. Therese Antone

/s/ Lisa D. Kabnick	Independent Director	February 27, 2025
Lisa D. Kabnick

/s/ Robert I. Kauffman	Independent Director	February 27, 2025
Robert I. Kauffman

/s/ Leslie D. Michelson	Independent Director, Nominating and Corporate Governance Committee Chair	February 27, 2025
Leslie D. Michelson

/s/ Michael J.U. Monahan	Independent Director	February 27, 2025
Michael J.U. Monahan

/s/ Stanley R. Perla	Independent Director, Audit Committee Chair	February 27, 2025
Stanley R. Perla

/s/ Edward G. Rendell	Independent Director	February 27, 2025
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Global Net Lease, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Global Net Lease, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments of Real Estate Investments

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s total real estate investments, at cost was $7,527.9 million as of December 31, 2024. The Company recorded impairment charges of $90.4 million related to real estate investments for the year ended December 31, 2024. Management assesses each of the Company’s real estate properties for indicators of impairment quarterly or when circumstances indicate that the property may be impaired. When indicators of potential impairment are present that suggest that the carrying amounts may not be recoverable, management assesses the recoverability by determining whether the carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition over an estimated hold period. If management believes there is a significant possibility that the Company might dispose of the assets earlier, management assesses the recoverability using a probability weighted analysis of the estimated undiscounted future cash flows over the various possible holding periods. If the recoverability assessment indicates that the carrying value of the real estate investment is not recoverable from the estimated undiscounted future cash flows, management will record an impairment to the extent that the carrying value of the property exceeds its estimated fair value. Management estimated the fair value of the Company’s impaired properties based on contract prices or market comparable transactions. Management’s estimation of future cash flows includes significant judgments and is based on various assumptions, including but not limited to, market rental rates, capitalization rates and hold periods.

The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments is a critical audit matter are (i) the significant judgment by management when developing the estimated undiscounted future cash flows of the real estate investments; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to market rental rates, capitalization rates, and hold periods; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of real estate investments, including controls over the development of the estimated undiscounted future cash flows of the real estate investments. These procedures also included, among others (i) testing management’s process for developing the estimated undiscounted future cash flows of the real estate investments; (ii) evaluating the appropriateness of the undiscounted future cash flow models used by management; (iii) testing the completeness and accuracy of the underlying data used in the undiscounted future cash flow models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to market rental rates, capitalization rates, and hold periods used in the undiscounted future cash flow models. Evaluating the reasonableness of the significant assumptions used by management involved considering (i) the consistency with external market and industry data and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the application of the undiscounted future cash flow models and (ii) the reasonableness of the market rental rate and capitalization rate assumptions.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2025

We have served as the Company’s auditor since 2015.

GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Real estate investments, at cost (Note 4):
Land	$1,172,146	$1,430,607
Buildings, fixtures and improvements	5,293,468	5,842,314
Construction in progress	4,350	23,242
Acquired intangible lease assets	1,057,967	1,359,981
Total real estate investments, at cost	7,527,931	8,656,144
Less accumulated depreciation and amortization	(1,164,629)	(1,083,824)
Total real estate investments, net	6,363,302	7,572,320
Assets held for sale	17,406	3,188
Cash and cash equivalents	159,698	121,566
Restricted cash	64,510	40,833
Derivative assets, at fair value (Note 9)	2,471	10,615
Unbilled straight-line rent	99,501	84,254
Operating lease right-of-use asset (Note 11)	74,270	77,008
Prepaid expenses and other assets	108,562	121,997
Deferred tax assets	4,866	4,808
Goodwill	51,370	46,976
Deferred financing costs, net	9,808	15,412
Total Assets	$6,955,764	$8,098,977

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 5)	$2,221,706	$2,517,868
Revolving credit facility (Note 6)	1,390,292	1,744,182
Senior notes, net (Note 7)	906,101	886,045
Acquired intangible lease liabilities, net	76,800	95,810
Derivative liabilities, at fair value (Note 9)	3,719	5,145
Accounts payable and accrued expenses	75,735	99,014
Operating lease liability (Note 11)	48,333	48,369
Prepaid rent	28,734	46,213
Deferred tax liability	5,477	6,009
Dividends payable	11,909	11,173
Total Liabilities	4,768,806	5,459,828
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity (Note 10):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of December 31, 2024 and 2023	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 shares issued and outstanding as of December 31, 2024 and 2023	47	47
7.500% Series D cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 7,933,711 shares authorized, issued and outstanding as of December 31, 2024 and 2023	79	79
7.375% Series E cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 4,595,175 shares authorized, issued and outstanding as of December 31, 2024 and 2023	46	46
Common stock, $0.01 par value, 250,000,000 shares authorized, 231,051,139 and 230,885,197 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3,640	3,639
Additional paid-in capital	4,359,264	4,350,112
Accumulated other comprehensive loss income	(25,844)	(14,096)
Accumulated deficit	(2,150,342)	(1,702,143)
Total Stockholders’ Equity	2,186,958	2,637,752
Non-controlling interest	—	1,397
Total Equity	2,186,958	2,639,149
Total Liabilities and Equity	$6,955,764	$8,098,977
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue from tenants	$805,010	$515,070	$378,857

Expenses:
Property operating	142,497	67,839	32,877
Operating fees to related parties	—	28,283	40,122
Impairment charges	90,410	68,684	21,561
Merger, transaction and other costs	6,026	54,492	244
Settlement costs	—	29,727	—
General and administrative	57,734	40,187	17,737
Equity-based compensation	8,931	17,297	12,072
Depreciation and amortization	349,943	222,271	154,026
Total expenses	655,541	528,780	278,639
Operating income (loss) before gain (loss) on dispositions of real estate investments	149,469	(13,710)	100,218
Gain (loss) on dispositions of real estate investments	57,015	(1,672)	325
Operating income (loss)	206,484	(15,382)	100,543
Other income (expense):
Interest expense	(326,932)	(179,411)	(97,510)
Loss on extinguishment and modification of debt	(15,877)	(1,221)	(2,040)
Gain (loss) on derivative instruments	4,229	(3,691)	18,642
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness	3,249	—	2,439
Other income	1,720	2,270	981
Total other expense, net	(333,611)	(182,053)	(77,488)
Net (loss) income before income tax	(127,127)	(197,435)	23,055
Income tax expense	(4,445)	(14,475)	(11,032)
Net (loss) income	(131,572)	(211,910)	12,023
Preferred stock dividends	(43,744)	(27,438)	(20,386)
Net loss attributable to common stockholders	$(175,316)	$(239,348)	$(8,363)

Basic and Diluted Loss Per Common Share:
Net loss per share attributable to common stockholders — Basic	$(0.76)	$(1.71)	$(0.09)
Net loss per share attributable to common stockholders — Diluted	$(0.76)	$(1.71)	$(0.09)
Weighted average common shares outstanding:
Basic	230,440,385	142,584,332	103,686,395
Diluted	230,440,385	142,584,332	103,686,395

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(131,572)	$(211,910)	$12,023

Other comprehensive (loss) income
Cumulative translation adjustment	(5,029)	7,015	(42,794)
Designated derivatives, fair value adjustments	(6,719)	(22,258)	28,395
Other comprehensive loss	(11,748)	(15,243)	(14,399)

Comprehensive loss	(143,320)	(227,153)	(2,376)

Preferred stock dividends	(43,744)	(27,438)	(20,386)

Comprehensive loss attributable to common stockholders	$(187,064)	$(254,591)	$(22,762)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2024, 2023 and 2022
(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2021	6,799,467	$68	4,503,893	$45	—	$—	—	$—	103,900,452	$2,369	$2,675,154	$15,546	$(1,072,462)	$1,620,720	$5,915	$1,626,635
Issuance of Common Stock, net	—	—	—	—	—	—	—	—	70,218	1	893	—	—	894	—	894
Issuance of Series B Preferred Stock, net	—	—	191,994	2	—	—	—	—	—	—	4,721	—	—	4,723	—	4,723
Dividends declared:
Common Stock, $1.60 per share	—	—	—	—	—	—	—	—	—	—	—	—	(166,556)	(166,556)	—	(166,556)
Series A Preferred Stock, $1.81 per share	—	—	—	—	—	—	—	—	—	—	—	—	(12,324)	(12,324)	—	(12,324)
Series B Preferred Stock, $1.72 per share	—	—	—	—	—	—	—	—	—	—	—	—	(8,062)	(8,062)	—	(8,062)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	224,662	2	3,087	—	—	3,089	8,983	12,072
Common shares repurchased upon vesting of restricted stock	—	—	—	—	—	—	—	—	(53,433)	(1)	(686)	—	—	(687)	—	(687)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(400)	(400)	—	(400)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	12,023	12,023	—	12,023
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(42,794)	—	(42,794)	—	(42,794)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	28,395	—	28,395	—	28,395
Balance, December 31, 2022	6,799,467	68	4,695,887	47	—	—	—	—	104,141,899	2,371	2,683,169	1,147	(1,247,781)	1,439,021	14,898	1,453,919
Settlement and consulting costs paid with Common Stock (Note 10)	—	—	—	—	—	—	—	—	2,199,832	22	21,867	—	—	21,889	—	21,889
Common stock issued for earned and vested GNL LTIP Units	—	—	—	—	—	—	—	—	883,750	9	27,666	—	—	27,675	(27,675)	—
Common Stock issuance costs	—	—	—	—	—	—	—	—	—	—	(138)	—	—	(138)	—	(138)
Consideration for the Mergers:
Issuance of Common Stock	—	—	—	—	—	—	—	—	123,257,677	1,233	1,368,160	—	—	1,369,393	—	1,369,393
Issuance of Restricted Shares	—	—	—	—	—	—	—	—	221,136	2	—	—	—	2	—	2
Issuance of Series D Preferred Stock	—	—	—	—	7,933,711	79	—	—	—	—	155,501	—	—	155,580	—	155,580
Issuance of Series E Preferred Stock	—	—	—	—	—	—	4,595,175	46	—	—	90,709	—	—	90,755	—	90,755
Issuance of Class A Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,287	1,287
Dividends declared:
Common Stock, $1.55 per share	—	—	—	—	—	—	—	—	—	—	—	—	(207,220)	(207,220)	—	(207,220)
Series A Preferred Stock, $1.81 per share	—	—	—	—	—	—	—	—	—	—	—	—	(12,324)	(12,324)	—	(12,324)
Series B Preferred Stock $1.72 per share	—	—	—	—	—	—	—	—	—	—	—	—	(8,072)	(8,072)	—	(8,072)
Series D Preferred Stock, $0.94 per share	—	—	—	—	—	—	—	—	—	—	—	—	(7,437)	(7,437)	—	(7,437)
Series E Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	—	—	—	—	(4,236)	(4,236)	—	(4,236)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	287,933	3	4,366	—	—	4,369	12,928	17,297
Common shares repurchased upon vesting of restricted stock	—	—	—	—	—	—	—	—	(107,030)	(1)	(1,188)	—	—	(1,189)	—	(1,189)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(3,163)	(3,163)	(41)	(3,204)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(211,910)	(211,910)	—	(211,910)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	7,015	—	7,015	—	7,015

GLOBAL NET LEASE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2024, 2023 and 2022
(In thousands, except share data)

Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	(22,258)	—	(22,258)	—	(22,258)
Balance, December 31, 2023	6,799,467	68	4,695,887	47	7,933,711	79	4,595,175	46	230,885,197	3,639	4,350,112	(14,096)	(1,702,143)	2,637,752	1,397	2,639,149
Common Stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared:
Common Stock, $1.18 per share	—	—	—	—	—	—	—	—	—	—	—	—	(272,883)	(272,883)	—	(272,883)
Series A Preferred Stock, $1.81 per share	—	—	—	—	—	—	—	—	—	—	—	—	(12,324)	(12,324)	—	(12,324)
Series B Preferred Stock $1.72 per share	—	—	—	—	—	—	—	—	—	—	—	—	(8,072)	(8,072)	—	(8,072)
Series D Preferred Stock, $1.88 per share	—	—	—	—	—	—	—	—	—	—	—	—	(14,876)	(14,876)	—	(14,876)
Series E Preferred Stock, $1.84 per share	—	—	—	—	—	—	—	—	—	—	—	—	(8,472)	(8,472)	—	(8,472)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	121,900	1	8,931	—	—	8,932	—	8,932
Common shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(71,815)	(1)	(1,038)	—	—	(1,039)	—	(1,039)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(137)	(137)
Net loss	—	—	—	—	—	—	—	—	—	—	—		(131,572)	(131,572)	—	(131,572)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(5,029)	—	(5,029)	—	(5,029)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	(6,719)	—	(6,719)	—	(6,719)
Exchange of Class A Units for Common Stock	—	—	—	—	—	—	—	—	115,857	1	1,259	—	—	1,260	(1,260)	—
Balance, December 31, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	231,051,139	$3,640	$4,359,264	$(25,844)	$(2,150,342)	$2,186,958	$—	$2,186,958

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(131,572)	$(211,910)	$12,023
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	176,209	121,313	96,188
Amortization of intangibles	173,734	100,958	57,838
Amortization of deferred financing costs	9,980	8,622	9,494
Amortization of discounts on mortgages and senior notes	68,591	18,916	939
Amortization of below-market lease liabilities	(11,634)	(5,865)	(3,531)
Amortization of above-market lease assets	17,964	10,582	3,990
Amortization related to right-of-use assets	1,173	886	844
Amortization of lease incentives	1,243	861	1,362
Unbilled straight-line rent	(19,150)	(10,396)	(9,608)
Termination fee - receipt	—	—	8,558
Equity-based compensation	8,931	17,297	12,072
Unrealized (gains) losses on foreign currency transactions, derivatives, and other	(3,418)	7,286	(9,366)
Unrealized (gains) on undesignated foreign currency advances and other hedge ineffectiveness	(3,249)	—	(2,439)
Loss on extinguishment and modification of debt	15,877	1,221	2,040
(Gain) loss on dispositions of real estate investments	(57,015)	1,672	(325)
Lease incentive and commission payments	(7,760)	(2,777)	(6,339)
Impairment charges	90,410	68,684	21,561
Settlement and consulting costs paid with common stock	—	21,889	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	6,207	7,604	(3,684)
Deferred tax assets	428	(2,213)	(2,214)
Accounts payable and accrued expenses	(22,184)	(9,636)	(3,047)
Prepaid rent	(15,536)	(682)	(4,300)
Deferred tax liability	241	(569)	(236)
Net cash, cash equivalents and restricted cash provided by operating activities	299,470	143,743	181,820
Cash flows from investing activities:
Investment in real estate and real estate related assets	—	(134,101)	(33,894)
Cash used in business combination, net of cash acquired	—	(451,384)	—
Deposits for real estate investments	—	—	(7,379)
Capital expenditures	(45,628)	(47,296)	(29,942)
Net proceeds from dispositions of real estate investments	803,412	80,882	54,678
Proceeds from insurance claims	2,117	—	—
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	759,901	(551,899)	(16,537)
Cash flows from financing activities:
Borrowings under revolving credit facilities	486,262	1,054,945	180,170
Repayments on revolving credit facilities	(808,620)	—	—
Proceeds from mortgage notes payable	317,527	—	—
Principal payments on mortgage notes payable	(649,689)	(340,444)	(136,700)
Penalties and charges related to repayments and early repayments of debt	(15,877)	(986)	(487)
Common shares repurchased upon vesting of restricted stock	(1,038)	(1,188)	(686)
Common Stock issuance (costs) proceeds, net	—	(138)	894
Series B Preferred Stock issuance proceeds, net	—	—	4,723
Payments of financing costs	(7,605)	(6,750)	(10,116)
Dividends paid on Common Stock	(272,435)	(206,994)	(166,837)
Dividends paid on Series A Preferred Stock	(12,324)	(12,324)	(12,324)
Dividends paid on Series B Preferred Stock	(8,072)	(8,072)	(7,979)
Dividends paid on Series D Preferred Stock	(14,876)	(3,718)	—
Dividends paid on Series E Preferred Stock	(8,472)	(2,118)	—
Distributions to non-controlling interest holders	(137)	(3,204)	(400)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(995,356)	469,009	(149,742)
Net change in cash, cash equivalents and restricted cash	64,015	60,853	15,541
Effect of exchange rate changes on cash	(2,206)	(2,899)	(4,407)
Cash, cash equivalents and restricted cash at beginning of period	162,399	104,445	93,311
Cash, cash equivalents and restricted cash at end of period	$224,208	$162,399	$104,445
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents, end of period	$159,698	$121,566	$103,335
Restricted cash, end of period	64,510	40,833	1,110
Cash, cash equivalents and restricted cash, end of period	$224,208	$162,399	$104,445

Supplemental Disclosures:
Cash paid for interest	$249,055	$136,510	$87,362
Cash paid for income taxes	13,125	12,500	13,740
Non-Cash Activity:
RTL mortgages assumed in business combination	$—	$1,740,232	$—
Discount on mortgages assumed in business combination	$—	$(152,777)	$—
RTL senior notes assumed in business combination	$—	$500,000	$—
Discount on senior notes assumed in business combination	$—	$(113,750)	$—
Equity issued in business combination	$—	$1,617,015	$—
Term Loan converted to Revolving Credit Facility	$—	$—	$268,511
Loss on extinguishment and modification of debt	$—	$235	$1,553
Accrued capital expenditures	$333	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 1 — Organization
Global Net Lease, Inc. (the “Company”) is an internally managed real estate investment trust (“REIT) for United States (“U.S.”) federal income tax purposes that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S., and Western and Northern Europe. Historically, the Company focused on acquiring and managing a globally diversified portfolio of strategically-located commercial real estate properties, which consisted primarily of mission-critical, single tenant net-lease assets. As a result of acquiring The Necessity Retail REIT, Inc. (“RTL”) in the quarter ended September 2023, the Company acquired a diversified portfolio of 989 properties consisting of primarily necessity-based retail single-tenant and multi-tenant properties located in the U.S. Until September 12, 2023, the Company was managed by Global Net Lease Advisors, LLC (“Advisor”), who managed the Company’s day-to-day business with the assistance of the Company’s property manager, Global Net Lease Properties, LLC (“Property Manager”), who managed and leased properties to third parties. Prior to September 12, 2023, the former Advisor and the Property Manager were under common control with AR Global Investments, LLC (“AR Global”), and these related parties had historically received compensation and fees for various services provided to the Company. On September 12, 2023, the Company internalized its advisory and property management functions, as well as the advisory and property management functions of RTL. For additional information on the acquisition of RTL and the internalization of the Company’s and RTL’s advisory and property management functions, see Note 3 — The Mergers and Note 12 — Related Party Transactions.
As of December 31, 2024, the Company owned 1,121 properties (all references to number of properties, square footage and industry types are unaudited) consisting of 60.7 million rentable square feet, which were 97% leased, with a weighted-average remaining lease term of 6.2 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2024, approximately 80% of the Company’s properties were located in the U.S. and Canada and approximately 20% were located in Europe. In addition, as of December 31, 2024, the Company’s portfolio was comprised of 34% Industrial & Distribution properties, 28% Multi-Tenant retail properties, 21% Single-Tenant Retail properties and 17% Office properties. These represent the Company’s four reportable segments and the percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of December 31, 2024. The straight-line rent includes amounts for tenant concessions.
Substantially all of our business is conducted through Global Net Lease Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and The Necessity Retail REIT Operating Partnership, L.P., a Delaware limited partnership (“RTL OP,” and together with the OP, the “OPs”) and each of their wholly-owned subsidiaries.
The Company’s single-tenant properties and our multi-tenant anchor spaces are leased primarily to “Investment Grade” tenants, which includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s Analytics tool, which generates an implied rating by measuring an entity’s probability of default.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the OPs and their subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OPs.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the non-cancelable term of the lease. As of December 31, 2024, these leases had a weighted-average remaining lease term of 6.2 years. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. As of December 31, 2024 and 2023, the Company’s cumulative straight-line rents receivable in the consolidated balance sheets was $99.5 million and $84.3 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company’s revenue from tenants included impacts of unbilled rental revenue of $19.2 million, $10.4 million and $9.6 million, respectively, to adjust contractual rent to straight-line rent.
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
The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of December 31, 2024. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments (1)
2025	$613,629
2026	583,387
2027	525,984
2028	469,136
2029	388,650
Thereafter	1,760,390
Total	$4,341,176
(1) Assumes exchange rates of £1.00 to $1.25 for British Pounds Sterling (“GBP”), €1.00 to $1.04 for Euro (“EUR”) and $1.00 Canadian Dollar (“CAD”) to $0.70 as of December 31, 2024 for illustrative purposes, as applicable.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
In accordance with the lease accounting rules, the Company records uncollectible amounts as reductions in revenue from tenants. Amounts recorded as reductions of revenue during the years ended December 31, 2024, 2023 and 2022 totaled $3.4 million, $3.5 million and $0.7 million, respectively.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company’s operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations as of December 31, 2024 and 2023. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2024, the Company determined that 13 properties, all of which were acquired in the REIT Merger, qualified for held for sale treatment and as of December 31, 2023 the Company determined that two properties, both of which were acquired in the REIT Merger, qualified for held for sale treatment (see Note 4 — Real Estate Investments, Net for additional information).
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. Other than the Mergers which were accounted for as a business combination (see Note 1 — Organization and Note 3 — The Mergers), all of the other acquisitions during the years ended December 31, 2023 and December 31, 2022 were asset acquisitions. There were no acquisitions during the year ended December 31, 2024.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and the Company continued to account for them as operating leases under the transition guidance. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. During the three-year period ended December 31, 2024, the Company had no leases as a lessor that would be considered as sales-type leases or financings.
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
As of December 31, 2024, the Company had two parcels of land leased to tenants that qualify as financing leases which were acquired in the REIT Merger. The carrying value of these leases was $6.7 million and $6.6 million as of December 31, 2024 and 2023, respectively, and the amounts are included in prepaid expenses and other assets on the Company’s consolidated balance sheet as of December 31, 2024 and 2023. Income of $0.7 million and $0.2 million relating to these two leases is included in revenue from tenants in the Company’s consolidated statement of operations for the years ended December 31, 2024 and 2023, respectively.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
on the balance sheet as right of use assets and operating lease liabilities and the rent expense is reflected on a straight-line basis over the lease term.
Impairment
The Company assesses each of its real estate properties for indicators of impairment quarterly or when circumstances indicate that the property may be impaired. When indicators of potential impairment are present that suggest that the carrying amounts may not be recoverable, the Company assesses the recoverability by determining whether the carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition over an estimated hold period of ten years in most cases. If the Company believes there is a significant possibility that it might dispose of the assets earlier, it assesses the recoverability using a probability weighted analysis of the estimated undiscounted future cash flows over the various possible holding periods. If the recoverability assessment indicates that the carrying value of the real estate investment is not recoverable from the estimated undiscounted future cash flows, the Company will record an impairment to the extent that the carrying value of the property exceeds its estimated fair value.
Fair values are estimated based on contract prices for properties to be disposed, discounted cash flows or market comparable transactions. The estimation of future cash flows is subjective and is based on various assumptions, including but not limited to market rental rates, capitalization rates, hold periods, and discount rates. Determining the appropriate capitalization or discount rate requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality and location of the real estate property.
Properties held for sale are carried at the lower of their carrying values or estimated fair values less costs to sell. The estimates of fair value typically consider contracts or the results of negotiations with prospective purchasers. These estimates are subject to revision as market conditions, and the Company’s assessment of such conditions, change. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings.
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
Deferred leasing commissions are recorded over the terms of the related leases. The amortization expense related to leasing commissions incurred from third parties are recorded in depreciation and amortization. Prior to the Mergers, amortization expense related to leasing commissions incurred from the former Advisor were recorded within operating fees to related parties in the consolidated statements of operations. As a result of the Mergers (as defined on Note 2- The Mergers), the Company no longer pay any leasing commissions to the former Advisor.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. Deposits in the U.S. and other countries where we have deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) in the U.S., Financial Services Compensation Scheme (“FSCS”) in the United Kingdom, Duchy Deposit Guarantee Scheme (“DDGS”) in Luxembourg and by similar agencies in the other countries, up to insurance limits. The Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland, France and The Netherlands totaling $159.7 million at December 31, 2024, of which $88.0 million, $30.1 million and $23.5 million are currently in excess of amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. At December 31, 2023, the Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland and The Netherlands totaling $121.6 million, of which $47.0 million, $32.8 million and $26.6 million were in excess of the amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. Although the Company bears risk to amounts in excess of those insured, losses are not anticipated.
Restricted Cash
Restricted cash primarily consists of debt service and real estate tax reserves. The Company had restricted cash of $64.5 million and $40.8 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had $8.4 million of cash held as collateral for two of its properties which were sold in the fourth quarter of 2024.
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. The Company performed its annual impairment evaluation during the fourth quarter of 2024 to determine whether it was more likely than not that the fair value of each of its reporting units was less than their carrying value. For purposes of this assessment, an operating segment is a reporting unit. Based on this assessment, the Company determined that no goodwill was impaired as of December 31, 2024.
The Company will continue to assess for triggering events. A triggering is an occurrence or circumstance that indicates it is more likely than not that goodwill may be impaired. In such cases, an interim impairment test is required before the next annual evaluation. Should any triggering event occur, the Company would evaluate the carrying value of its goodwill by segment through an impairment test. If impairment is warranted, the charge would be recorded through the consolidated statement of operations as a reduction to earnings. The Company assessed the potential sale of 100 of its multi-tenant retail properties (see Note 17 — Subsequent Events) as a triggering event and determined that goodwill was not impaired as of December 31, 2024. The Company will continue to monitor the multi-tenant retail segment’s goodwill if and when the RCG Multi-Tenant Retail Disposition (as defined in Note 17 — Subsequent Events) closes in 2025.
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
December 31, 2024
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
The Company has historically issued restricted shares of Common Stock (“Restricted Shares”), restricted stock units in respect of shares of Common Stock (“RSUs”), and performance stock units (“PSUs”). Also, although none remain outstanding as of December 31, 2024 or 2023, the Company historically had issued long-term incentive plan units of limited partner interest in the OP (“GNL LTIP Units”) (see below for more information). For additional information on all of the equity-based compensation awards issued by the Company, see Note 13 — Equity-Based Compensation.
Multi-Year Outperformance Agreement With Former Advisor
On June 2, 2021, the Company entered into the multi-year outperformance agreement in June 2021 with the former Advisor (the “2021 OPP”). In connection with the Internalization Merger Agreement, the parties agreed to modify the terms of the existing 2021 OPP to accelerate the timing for determining whether the award is vested and earned, which changed the end date of the performance period to September 11, 2023, the day prior to Acquisition Date (as defined below) of the Mergers. Due to this modification, all of the remaining recognized compensation expense was accelerated and recorded in the quarter ended September 30, 2023 (through September 11, 2023). For additional information on the 2021 OPP and the ultimate determination of the vesting of the award on September 11, 2023, see Note 13 — Equity-Based Compensation.
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
December 31, 2024
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
Per Share Data
The Company calculates basic earnings per share of its $0.01 par value per share common stock (“Common Stock”) by dividing net income (loss) for the period by weighted-average shares of its Common Stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments such as unvested RSUs, Restricted Shares, PSU’s and in 2022, GNL LTIP Units, based on the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (see Note 14— Earnings Per Share).
Reportable Segments
The Company determined that it has four reportable segments based on property type: (1) Industrial & Distribution, (2) Multi-Tenant Retail, (3) Single-Tenant Retail and (4) Office (see Note 15 — Segment Reporting for additional information).
Noncontrolling Interests
The noncontrolling interests as of December 31, 2023 and 2022 represents the portion of the equity in the OP that is not owned by the Company. Noncontrolling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net loss attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Noncontrolling interests are allocated a share of net income or loss based on their share of equity ownership. The Company did not allocate any net loss to non-controlling interests as the amount was not significant. In December 2024, the holder of the Company’s Class A Units exchanged all of the Class A Units for an equal amount of shares of Common Stock, and as a result the Company no longer has any noncontrolling interest.
Recently Issued Accounting Pronouncements
Adopted as of January 1, 2022:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Adopted as of December 31, 2024
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 80) — Improvements to Reportable Segment Disclosures. The new standard requires additional disclosures regarding a company’s segments, including enhanced disclosures about significant segment expenses on an annual and interim basis. However, the new standard does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company adopted the new guidance in this Form 10-K for the year ended December 31, 2024, and it did not have an impact on its consolidated financial statements as the provisions are related to disclosure only.
Pending Adoption as of December 31, 2024
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The new standard expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. Public entities must apply the new standard to annual periods beginning after December 15, 2024. The Company will adopt the new guidance in its Form 10-K for the year ended December 31, 2025 and it does not expect it to have an impact on its consolidated financial statements as the provisions are related to disclosure only.
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) — Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. The new standard requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. Public entities must apply the new standard to annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements and disclosures.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 3 - The Mergers
On September 12, 2023, the REIT Merger (as defined below) and the Internalization Merger (as defined below) were both consummated (collectively, the “Mergers”). The REIT Merger and Internalization Merger were conditioned upon each other and accordingly are considered “related” and treated as a single transaction for accounting and reporting purposes.
The REIT Merger
Pursuant to the terms and conditions of the Agreement and Plan of Merger dated May 23, 2023 (the “REIT Merger Agreement”), on the Acquisition Date, RTL merged with and into Osmosis Sub I, LLC, a wholly-owned subsidiary of GNL (“REIT Merger Sub”), with REIT Merger Sub continuing as the surviving entity (the “REIT Merger”) and as a wholly-owned subsidiary of GNL, followed by Osmosis Sub II, LLC, a wholly-owned subsidiary of the OP, merging with and into the RTL OP, with RTL OP continuing as the surviving entity (the “OP Merger” and collectively with the REIT Merger, the “REIT Mergers”).
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
•The Company issued Class A Units (adjusted for the Exchange Ratio) to the previous holder of RTL Class A Units (see table below for details).
The Internalization Merger
Pursuant to the terms and conditions of the Agreement and Plan of Merger dated May 23, 2023 (the “Internalization Merger Agreement”) to internalize the advisory and property management functions of the combined companies, on the Acquisition Date, (i) GNL Advisor Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into the former Advisor, with the former Advisor continuing in existence; (ii) GNL PM Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into the Property Manager, with the Property Manager continuing in existence; (iii) RTL Advisor Merger Sub LLC merged with and into Necessity Retail Advisors, LLC (“RTL Advisor”), with RTL Advisor continuing in existence; and (iv) RTL PM Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into Necessity Retail Properties, LLC (“RTL Property Manager”), with RTL Property Manager continuing in existence (collectively, the Internalization Merger). As a result of the consummation of the Internalization Merger, the advisory agreements were terminated for both the Company and RTL and the Company assumed both of the Company’s and RTL’s property management agreements and the Company was no longer externally managed. The Company internalized these functions with its own dedicated workforce (see Note 12 — Related Party Transactions and Arrangements for additional information on the Internalization Merger).
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
Transaction Fees
BMO Capital Markets Corp. (“BMO”), the financial advisor to the special committee of the board of directors of the Company (the “Board”) comprised solely of independent directors that was formed by the Board (the “Special Committee”), was paid a fee of $30.0 million, $3.0 million of which was paid in the quarter ended June 30, 2023 upon delivery of BMO’s opinion regarding the REIT Merger and the remaining $27.0 million was paid upon consummation of the Mergers in the quarter ended September 30, 2023. In addition, the Company paid BMO a fee of $1.0 million in the quarter ended June 30, 2023, which was paid upon delivery of BMO’s opinion regarding the Internalization Merger. The Company reimbursed BMO for its transaction-related expenses, which totaled approximately $0.3 million, and agreed to indemnify BMO and certain related parties against certain potential liabilities arising out of or in connection with its engagement.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Purchase Price Allocation
The Mergers were all conditioned upon each other and accordingly are considered “related” and treated as a single transaction for accounting and reporting purposes. The Mergers were accounted for under the acquisition method for business combinations pursuant to GAAP, with the Company as the accounting acquirer of RTL. The consideration transferred by the Company in the Mergers established a new accounting basis for the assets acquired, liabilities assumed and any non-controlling interests, measured at their respective fair value as of the Acquisition Date. To the extent fair value of the consideration paid exceeded the fair value of net assets acquired, any such excess represented goodwill.
The Company provided a provisional allocation of the fair value of the assets acquired and liabilities assumed in the Mergers in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. During the three months ended September 30, 2024, June 30, 2024, March 31. 2024 and December 31, 2023 (the “Measurement Period”), adjustments were determined and recorded as if they had been completed at the Acquisition Date.
The following table summarizes the amounts recognized for the assets acquired and liabilities assumed as of Acquisition Date, as well as adjustments made during the Measurement Period, to the amounts previously reported in the three months ended September 30, 2023.

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
(3) The net decrease in prepaid expenses and other assets was due to the receipt of new information, subsequent to the initial provisional estimates, primarily related to receivables that were estimated as of the Acquisition Date.
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
December 31, 2024
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 4 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2023 and 2022, in the case of assets located outside of the United States, based on the applicable exchange rate at the time of purchase. With the exception of the Mergers, which was treated as a business combination (see Note 3 — The Mergers), all acquisitions in these periods were considered asset acquisitions for accounting purposes. There were no acquisitions during the year ended December 31, 2024.

	Year Ended December 31,
(Dollar amounts in thousands)	2023			2022
	Business Combination	Asset Acquisitions	Total	Total (All Asset Acquisitions)
Real estate investments, at cost:
Land	$955,582	$9,541	$965,123	$4,176
Buildings, fixtures and improvements	2,527,159	73,150	2,600,309	25,938
Total tangible assets	3,482,741	82,691	3,565,432	30,114
Acquired intangible lease assets:
In-place leases	581,430	9,231	590,661	4,010
Above-market lease assets	67,768	40,964	108,732	—
Below-market lease liabilities	—	—	—	(230)
Total intangible assets and liabilities	649,198	50,195	699,393	3,780
Cash	64,616	—	64,616	—
Right-of-use asset	26,417	1,426	27,843	—
Prepaid expenses and other assets	59,160	—	59,160	—
Goodwill	30,457	—	30,457	—
Total assets acquired	4,312,589	134,312	4,446,901	33,894
Liabilities Assumed:
Mortgage note payable	1,587,455	—	1,587,455	—
Senior notes, net	386,250	—	386,250	—
Acquired intangible lease liabilities	76,685	211	76,896	—
Accounts payable and accrued expenses	84,368	—	84,368	—
Operating lease liabilities	26,377	—	26,377	—
Prepaid rent	18,439	—	18,439	—
Total liabilities assumed	2,179,574	211	2,179,785	—
Equity issued in acquisitions	1,617,015	—	1,617,015	—
Cash paid for acquired real estate investments	$516,000	$134,101	$650,101	$33,894
Number of properties purchased	989	9	998	3

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table summarizes the acquisition by property type, listed by reportable segment, during the years ended December 31, 2023 and 2022:

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
During the years ended December 31, 2024, 2023 and 2022, the Company wrote off certain intangibles related to properties that were evaluated for impairments. For additional information on the write off of intangibles, see the “Intangible Lease Assets and Lease Liabilities” section below.
Impairment Charges
Year Ended December 31, 2024
The Company recorded aggregate impairment charges of $90.4 million during the year ended December 31, 2024, comprised of the following:
•During the three months ended December 31, 2024, the Company determined that 23 of its properties (21 in the U.S. and two in the U.K.), had an estimated fair value that was lower than the carrying value of the properties. The estimated fair values for 21 of the properties were based on the estimated selling price of such properties and the remainder were based on market comparable transactions. As a result, the Company recorded impairment charges including of intangible assets of approximately $20.1 million. Of the 23 properties impaired during the three months ended December 31, 2024, 20 were acquired in the REIT Merger.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
the properties, based on the estimated selling price of such properties, and as a result, the Company recorded an impairment charge of approximately $4.3 million.
Year Ended December 31, 2023
During the year ended December 31, 2023, the Company recorded aggregate impairment charges of $68.7 million, comprised of the following:
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
Year Ended December 31, 2022
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
Dispositions
During the year ended December 31, 2024, the Company sold 178 properties, 164 of which were acquired in the REIT Merger. As a result, the Company recorded a net gain of $57.0 million during the year ended December 31, 2024.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table summarizes the aforementioned properties sold in 2024, 2023 and 2022:

Portfolio	Country/State	Disposition Date	Number of Properties	Square Feet (unaudited)
Properties Sold in 2024:
O’Charley’s	AL, IN, TN, MS, NC, GA, KY, OH, TN, IL, LA	February & March (5 properties); April & May & June (7 properties); July, August & September (3 properties); October & November (3 properties)	18	120,599
Truist Bank	FL, GA, TN, NC, SC, VA, OH, FL	February & March (11 properties); April & May (11 properties ); September (1 property)	23	96,538
Fife Council	United Kingdom	February	1	37,331
TOMs King	IL, OH & PA	February, August, October & November	6	24,211
FedEx	MN	March	1	11,501
Amazon	KY	May	1	79,105
American Car Center	AL, GA, KY, SC, TN, AR	May, June, August & November	7	64,962
AmeriCold	GA, IL, MN, SC	June	9	1,407,166
CVS	MI	June	1	10,880
Decatur Commons	AL	May	1	125,635
Diebold	OH	June	1	158,330
Klaussner	NC, VA	May & September	2	1,244,737
Shippensburg Marketplace	PA	April	1	59,866
Springfield Commons	OH	June	1	164,843
Family Dollar	CO & AR & LA	July & October & November	4	32,988
Shops at Abilene	TX	July	1	175,642
HEB Center	TX	July	1	130,127
East West Commons	GA	August	1	173,205
Johnson Controls	Spain	August	1	29,095
Imperial	AL	August	1	10,022
Foster Wheeler	United Kingdom	August	1	365,832
The Plant	OH	August	1	367,926
Joe's Crab Shack	NC	September	1	7,903
Trinity/Valasis	MI	September	2	276,621
Plasma	NV, PA & TX	September & December	3	36,607
Epredia	MI	September	1	114,700
Pizza Hut	GA, NC, NY, MT, OH, VA, IL, KY, UT, TX, OK, WY, CO	October, November & December	36	108,042
Taco Johns	MN & ID	October	2	3,814
Hardees	AL	October	1	3,812
Burger King	OH	October & November	2	6,323
Sterling Slidel	LA	November & December	2	333,769
Checkers	GA	November	1	1,065
Freesenius	AL, FL, GA, IL, IN, KY, ME, MI, MO, MS, MT, NC, NH, NJ, OH, PA, SC & VA	December	35	293,763
Poplar Springs	SC	December	1	64,078
Mister Car Wash	GA	December	5	20,310
GE Aviation	OH	December	1	102,000
Home Depot	CA	December	1	141,021
			178	6,404,369

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Portfolio	Country/State	Disposition Date	Number of Properties	Square Feet (unaudited)
Properties Sold in 2023:
American Car Center	Florida	September 13, 2023	1	47,927
American Car Center	Mississippi	September 21, 2023	1	29,919
TOMs King	Ohio	October 13, 2023	1	4,798
American Car Center	Georgia	October 19, 2023	1	6,425
TOMs King	Ohio	November 1, 2023	1	4,014
American Car Center	Mississippi	November 3, 2023	1	4,889
Truist Bank	North Carolina	November 13, 2023	1	4,156
American Car Center	Alabama	December 1, 2023	1	3,096
Family Dollar	Kentucky	December 6, 2023	1	8,050
O'Charley's	South Carolina	December 6, 2023	1	6,873
Quest Diagnostics	California	December 22, 2023	1	223,894
			11	344,041

Properties Sold in 2022:
Bradford & Bingley	UK	May 6, 2022	1	120,618
Axon	Texas	July 25, 2022	1	26,400
Sagemcom	France	November 30, 2022	1	265,309
			3	412,327
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
As of December 31, 2024 and 2023, the Company evaluated its assets for held for sale classification. As of December 31, 2024, the Company determined that 13 properties, all of which were acquired in the REIT Merger, qualified for held for sale treatment. As of December 31, 2023, the Company determined that two properties, both of which were acquired in the REIT Merger, qualified for held for sale treatment. Because these assets are considered held for sale, the operating results remain classified within continuing operations for all periods presented.
The following table details the major classes of the assets associated with the properties that the Company determined to be classified as held for sale as of December 31, 2024 and 2023:

	December 31,
(In thousands)	2024		2023
Real estate investments held for sale, at cost:
Land	$4,574		$860
Buildings, fixtures and improvements	11,658		2,349
Acquired intangible lease assets	1,627		—
Total real estate assets held for sale, at cost	17,859		3,209
Less accumulated depreciation and amortization	(453)		(21)
Total real estate investments held for sale, net	$17,406	0	$3,188
Intangible Lease Assets and Lease Liabilities
The Company recorded $2.5 million of impairment charges on its acquired intangible assets during the year ended December 31, 2024. The Company recorded impairment charges of approximately $1.5 million on its in-place lease intangible assets and $1.0 million on its above-market lease intangible assets during the year ended December 31, 2024, and approximately $1.0 million on its in-place lease intangible assets and $0.8 million on its above-market lease intangible assets during the year ended December 31, 2023. These impairments were recorded in connection with the four properties that were impaired in the quarter ended September 30, 2023 (as described above).
The Company recorded impairment charges of $0.5 million to its in-place intangible assets and $0.2 million to its below-market lease intangible liabilities, both associated with a real estate investment that it sold during the year ended December 31, 2022.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Acquired intangible lease assets and lease liabilities consist of the following:

	December 31, 2024			December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount
Intangible assets:
In-place leases	$940,139	$399,271	$540,868	$1,215,443	$436,249	$779,194
Above-market leases	117,828	33,504	84,324	144,538	32,724	111,814
Total acquired intangible lease assets	$1,057,967	$432,775	$625,192	$1,359,981	$468,973	$891,008
Intangible liabilities:
Below-market leases	$107,903	$31,103	$76,800	$120,022	$24,212	$95,810
Total acquired intangible lease liabilities	$107,903	$31,103	$76,800	$120,022	$24,212	$95,810

Projected Amortization for Intangible Lease Assets and Liabilities
The following table provides the weighted-average amortization periods as of December 31, 2024 for intangible assets and liabilities and the projected amortization expense and adjustments to revenues and property operating expense for the next five calendar years:

(In thousands)	Weighted-Average Amortization Years	2025	2026	2027	2028	2029
In-place leases	6.3	$122,447	$95,432	$74,088	$56,838	$39,557
Total to be included as an increase to depreciation and amortization		$122,447	$95,432	$74,088	$56,838	$39,557

Above-market lease assets	7.4	$14,108	$12,255	$11,150	$9,333	$7,581
Below-market lease liabilities	12.6	(9,133)	(7,750)	(6,862)	(6,168)	(5,360)
Total to be included as an increase (decrease) to revenue from tenants		$4,975	$4,505	$4,288	$3,165	$2,221
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis as of December 31, 2024 represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2024. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentrations
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis as of December 31, 2024, represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2024, 2023 and 2022.

	December 31,
Country / U.S. State	2024	2023	2022
United States	80.1%	79.7%	63.9%
Michigan	9.2%	8.4%	15.5%
United Kingdom	10.4%	11.1%	17.4%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 5 — Mortgage Notes Payable, Net
In connection with the REIT Merger, the Company assumed all of RTL’s mortgage notes payable as of the Acquisition Date. Mortgage notes payable, net as of December 31, 2024 and 2023 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate
Country	Portfolio		December 31, 2024	December 31, 2023				Maturity	Anticipated Repayment (2)
			(In thousands)	(In thousands)
Finland:	Finland Properties	5	$76,866	$—	5.0%	(3)	Fixed/Variable	Jan. 2029	Jan. 2029
	Finland Properties	—	—	81,695	—%	(3)	Fixed/Variable	Feb. 2024	Feb. 2024

Luxembourg/ The Netherlands:	Benelux Properties	—	—	129,752	—%	(4)	Fixed	Jun. 2024	Jun. 2024
	Total EUR denominated	5	76,866	211,447

United Kingdom:	McLaren	—	—	128,587	—%	(5)	Fixed	Apr. 2024	Apr. 2024
	Total GBP denominated	—	—	128,587

United States:	Penske Logistics	1	70,000	70,000	4.7%	(6)	Fixed	Nov. 2028	Nov. 2028
	Multi-Tenant Mortgage Loan I	10	162,580	162,580	4.4%	(6)	Fixed	Nov. 2027	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	(6)	Fixed	Feb. 2028	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	(6)	Fixed	Dec. 2028	Dec. 2028
	Multi-Tenant Mortgage Loan IV	15	90,111	97,500	4.6%	(6)	Fixed	May 2029	May 2029
	Multi-Tenant Mortgage Loan V	11	139,771	139,771	3.7%	(6)	Fixed	Oct. 2029	Oct. 2029
	2019 Class A-1 Net-Lease Mortgage Notes	70	105,859	110,815	3.8%		Fixed	May 2049	May 2026
	2019 Class A-2 Net-Lease Mortgage Notes	75	118,798	119,409	4.5%		Fixed	May 2049	May 2029
	2021 Class A-1 Net-Lease Mortgage Notes	49	49,362	50,971	2.2%		Fixed	May 2051	May 2028
	2021 Class A-2 Net-Lease Mortgage Notes	49	85,262	88,041	2.8%		Fixed	May 2051	May 2031
	2021 Class A-3 Net-Lease Mortgage Notes	38	34,997	34,997	3.1%		Fixed	May 2051	May 2028
	2021 Class A-4 Net-Lease Mortgage Notes	38	54,995	54,995	3.7%		Fixed	May 2051	May 2031
	Column Financial Mortgage Notes	290	463,370	697,595	3.8%	(7)	Fixed	Aug. 2025	Aug. 2025
	Mortgage Loan II	12	210,000	210,000	4.2%		Fixed	Jan. 2028	Jan. 2028
	Mortgage Loan III	22	33,400	33,400	4.1%		Fixed	Jan. 2028	Jan. 2028
	RTL Multi-Tenant Mortgage II	—	—	25,000	—%		Fixed	Feb. 2024	Feb. 2024
	McGowin Park	—	—	39,025	—%		Fixed	May 2024	May 2024
	CMBS Loan	29	260,000	260,000	6.5%		Fixed	Sept. 2033	Sept. 2033
	CMBS Loan II	20	237,000	—	5.8%		Fixed	Apr. 2029	Apr. 2029
	Total USD denominated	744	2,246,755	2,325,349
	Gross mortgage notes payable	749	2,323,621	2,665,383	4.5%
	Mortgage discount		(90,444)	(140,403)	—
	Deferred financing costs, net of accumulated amortization (8)		(11,471)	(7,112)	—
	Mortgage notes payable, net	749	$2,221,706	$2,517,868	4.5%
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
(3)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor and reflects the Euribor rate in effect as of December 31, 2024. This loan was extended from its original maturity date of February 2024 to February 2029.
(4)This mortgage was repaid in the quarter ended June 2024 using borrowings under the EUR portion of the Company’s Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility).
(5)This mortgage was repaid in April 2024 using borrowings under the GBP portion of the Company’s Revolving Credit Facility(as defined in Note 6 — Revolving Credit Facility).
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
December 31, 2024
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

The following table presents future scheduled aggregate principal payments on the mortgage notes payable over the next five calendar years and thereafter as of December 31, 2024:

(In thousands)	Future Principal Payments (1)
2025	$464,526
2026	105,925
2027	163,191
2028	529,620
2029	660,102
Thereafter	400,257
Total	$2,323,621
______
(1)Assumes exchange rates of £1.00 to $1.25 for GBP and €1.00 to $1.04 for EUR as of December 31, 2024 for illustrative purposes, as applicable.
The total gross carrying value of the Company’s unencumbered assets as of December 31, 2024 was $4.84 billion, and approximately $4.54 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) and therefore is not available to serve as collateral for future borrowings.
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
Mortgage Covenants
As of December 31, 2024, the Company was in compliance with all property-level debt covenants with the exception of four property-level debt instruments. For those four property-level debt instruments, the Company either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under the Company’s Revolving Credit Facility. While the restricted cash cannot not be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on the Company’s liquidity or its ability to operate the impacted assets and do not constitute events of default under the applicable debt instruments.
Note 6 — Revolving Credit Facility
The table below details the outstanding balances as of December 31, 2024 and 2023 under the credit agreement with KeyBank National Association, as agent, and the other lender parties thereto which was originally entered into on July 24, 2017 and has been amended from time to time (the “Credit Agreement”). The Credit Agreement consists solely of the senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”). In connection with the Mergers, the Company amended the Credit Agreement on September 12, 2023 in order to, among other things, repay the outstanding indebtedness and obligations under RTL’s credit facility. The Company exercised the existing “accordion feature” on the Revolving Credit Facility and increased the aggregate total commitments under the Revolving Credit Facility by $500.0 million from $1.45 billion to $1.95 billion to repay and terminate RTL’s credit facility and to create additional availability after the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
closing of the REIT Merger. The sublimits for letters of credit and swing loans were also each increased from $50.0 million to $75.0 million.
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

	December 31, 2024					December 31, 2023
(In thousands)	TOTAL USD (1)	USD (3)	GBP (4)	EUR (5)	CAD (6)	TOTAL USD (2)	USD	GBP	EUR	CAD (6)
Revolving Credit Facility	$1,390,292	$494,119	£344,000	€422,145	$38,000	$1,744,182	$1,030,962	£261,000	€319,075	$38,000
(1)Assumes exchange rates of £1.00 to $1.25 for GBP, €1.00 to $1.04 for EUR and $1.00 CAD to $0.70 as of December 31, 2024 for illustrative purposes, as applicable.
(2)Assumes exchange rates of £1.00 to $1.27 for GBP, €1.00 to $1.10 for EUR and $1.00 CAD to $0.75 as of December 31, 2023 for illustrative purposes, as applicable.
(3)The USD portion of the Revolving Credit Facility is 100% fixed via swaps and, as of December 31, 2024, had a weighted-average effective interest rate of 6.0% after giving effect to interest rate swaps in place.
(4) The GBP portion of Revolving Credit Facility is 58.1% fixed via swaps and, as of December 31, 2024, had a weighted-average effective interest rate of 6.4%.
(5) The EUR portion of Revolving Credit Facility is 59.2% fixed via swaps and, as of December 31, 2024, had a weighted-average effective interest rate of 4.6% after giving effect to interest rate swaps in place.
(6) The CAD portion of Revolving Credit Facility is 100% variable and, as of December 31, 2024, had a weighted-average effective interest rate of 6.0%.
In April 2024, the Company completed the CMBS Loan II financing and used the net proceeds to pay down draws on the USD portion of the Revolving Credit Facility. Also in April 2024, the Company repaid its mortgage loan that encumbered its McLaren properties in the United Kingdom using borrowings under the GBP portion of the Revolving Credit Facility, and, in June 2024, the Company repaid its mortgage loan that encumbered its properties in The Netherlands and Luxembourg using borrowings under the EUR portion of the Revolving Credit Facility. The Company recorded losses related to debt extinguishments and debt modifications of $15.9 million, which is recorded in loss on debt extinguishments and modifications in the consolidated statement operations for the year ended December 31, 2024. Of this amount, $13.1 million was recorded in the second quarter of 2024, and was primarily due to cash payments made upon repaying certain mortgage loans, primarily related to the fee required to be paid upon repayment of the mortgage loan that encumbered our McLaren properties in the U.K. This mortgage loan was assumed as part of our acquisition of the McLaren properties in 2021 and included the fee noted above in the terms of the mortgage. The losses related to debt modifications, incurred during the year ended December 31, 2024, primarily related to the modification of certain mortgage notes.
Credit Agreement - Terms
The Revolving Credit Facility requires payments of interest only prior to maturity. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the Credit Agreement) or (ii) the applicable Benchmark Rate (as defined in the Credit Agreement) for the currency being borrowed. The applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, (i) if the Company achieves an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on the credit rating of the Company, and (ii) the “floor” on the applicable Benchmark is 0%. As of December 31, 2024, the Revolving Credit Facility had a weighted-average effective interest rate of 5.7% after giving effect to interest rate swaps in place.
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
December 31, 2024
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
The Revolving Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors. The availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company or its subsidiaries and compliance with various ratios related to those assets. As of December 31, 2024, approximately $332.5 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, CAD, GBP, Norwegian Krone, Swedish Krona and Swiss Francs provided that the total principal amount of non-USD loans cannot exceed the sum of the total revolving commitments minus $100.0 million. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
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
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Revolving Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on LIBOR borrowings. In the event of a default, lenders have the right to terminate their obligations under the Revolving Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Agreement contains various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends and share repurchases (see additional information below), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Agreement also contains financial maintenance covenants with respect to maximum leverage, minimum fixed charge coverage, maximum secured leverage, maximum secured recourse debt, minimum tangible net worth, maximum unencumbered leverage and unencumbered debt service coverage. As of December 31, 2024, the Company was in compliance with all covenants under the Credit Agreement.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Note 7 — Senior Notes, Net
The details of the Company’s senior notes are as follows:

	December 31,
(In thousands)	2024	2023
3.75% Senior Notes
Aggregate principal amount	$500,000	$500,000
Less: Deferred financing costs	(4,100)	(5,491)
3.75% Senior Notes, net	495,900	494,509

4.50% Senior Notes
Aggregate principal amount	500,000	500,000
Less: Discount	(89,799)	(108,464)
4.50% Senior Notes, net	410,201	391,536

Senior Notes, Net	$906,101	$886,045
3.75% Senior Notes
On December 16, 2020, the Company and the OP (together the “Issuers”) issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “3.75% Senior Notes”). In connection with the closing of the offering of the Senior Notes, the Company, the OP and their subsidiaries that guarantee the 3.75% Senior Notes (the “3.75% Senior Note Guarantors”) entered into an indenture with U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, as trustee (the “3.75% Senior Notes Indenture”). The 3.75% Senior Notes, which were issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.75% per year. Interest on the 3.75% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year and they do not require any principal payments prior to maturity.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
If a Change of Control Triggering Event (as defined in the 3.75% Senior Notes Indenture) occurs, the Issuers will be required to make an offer to purchase the 3.75% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the purchase date.
If the Issuers or any of their restricted subsidiaries sell assets, under certain circumstances the Issuers will be required to make an offer to purchase the 3.75% Senior Notes at a price equal to 100% of the principal amount, plus accrued interest and unpaid interest, if any, up to, but excluding, the purchase date.
The 3.75% Senior Notes Indenture contains covenants that, among other things, limit the ability of the Issuers and their restricted subsidiaries to (1) incur additional indebtedness, (2) pay dividends and make distributions on the capital stock of the Company and each Issuer’s restricted subsidiaries, (3) make investments or other restricted payments, (4) create liens on their assets, (5) enter into transactions with affiliates, (6) merge or consolidate or sell all or substantially all of their assets, (7) sell assets and (8) create restrictions on the ability of their restricted subsidiaries to pay dividends or other amounts to them. These covenants are subject to important exceptions and qualifications. In addition, if the 3.75% Senior Notes are rated investment grade by any two of Moody’s Investors Service, Inc., Fitch Ratings Inc. and Standard & Poor’s Ratings Services, and at such time no default or event of default under the 3.75% Senior Notes Indenture has occurred and is continuing, many of the covenants in the 3.75% Senior Notes Indenture will be suspended or become more lenient and may not go back into effect.
The 3.75% Senior Notes Indenture contains customary events of default which could, subject to certain conditions, cause the 3.75% Senior Notes to become immediately due and payable. As of December 31, 2024, the Company was in compliance with the covenants under the 3.75% Senior Notes Indenture governing the 3.75% Senior Notes.
4.50% Senior Notes
In connection with the REIT Merger, the Company and the OP assumed and became a guarantor of the 4.50% Senior Notes (the “4.50% Senior Notes” and the indenture governing such notes, as supplemented from time to time, the “4.50% Senior Notes Indenture”) issued by RTL and the RTL OP (the “4.50% Senior Note Issuers”). The assumption and guarantees made by the Company, the OP and certain of their subsidiaries (such entities, together with the existing subsidiary guarantors of RTL and the RTL OP, the “4.50% Senior Note Guarantors”) were made pursuant to a supplemental indenture governing the 4.50% Senior Notes. The 4.50% Senior Notes were recorded at their estimated fair value on the Acquisition Date of the Mergers, resulting in the recording of a discount. This discount is being amortized as an increase to interest expense over the remaining term of the 4.50% Senior Notes. The 4.50% Senior Notes, which RTL issued on October 7, 2021, were issued at par, will mature on September 30, 2028 and accrue interest at a rate of 4.50% per year. Interest on the 4.50% Senior Notes is payable semi-annually in arrears on March 30 and September 30 of each year and they do not require any principal payments prior to maturity.
The 4.50% Senior Notes are fully and unconditionally guaranteed by the 4.50% Senior Note Guarantors (the “4.50% Senior Note Guarantees”). Subject to certain exceptions, each future subsidiary of each of the 4.50% Senior Note Issuers that subsequently guarantees indebtedness under the Revolving Credit Facility, any other syndicated loan facility or any capital markets indebtedness, in each case, of the 4.50% Senior Note Issuers or a 4.50% Senior Note Guarantor will be required to execute a 4.50% Senior Note Guarantee. Under certain circumstances, the 4.50% Senior Note Guarantors may be automatically released from their 4.50% Senior Note Guarantees without the consent of the holders of the 4.50% Senior Notes.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
redemption price equal to 100% of the principal amount of the 4.50% Senior Notes to be redeemed plus unpaid interest, if any, accrued to, but not including, the date of redemption.
If a Change of Control Triggering Event (as defined in the 4.50% Senior Notes Indenture) occurs, the 4.50% Senior Notes Issuers will be required to make an offer to purchase the 4.50% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the purchase date.
If the 4.50% Senior Notes Issuers or any of their restricted subsidiaries sell assets, under certain circumstances the Senior Notes Issuers will be required to make an offer to purchase the 4.50% Senior Notes at a price equal to 100% of the principal amount, plus accrued interest and unpaid interest, if any, up to, but excluding, the purchase date.
The 4.50% Senior Notes Indenture contains covenants that, among other things, limit the ability of the 4.50% Senior Notes Issuers and their restricted subsidiaries to (1) incur additional indebtedness, (2) pay dividends and make distributions on the capital stock of the Company and each Senior Notes Issuer’s restricted subsidiaries, (3) make investments or other restricted payments, (4) create liens on their assets, (5) enter into transactions with affiliates, (6) merge or consolidate or sell all or substantially all of their assets, (7) sell assets and (8) create restrictions on the ability of their restricted subsidiaries to pay dividends or other amounts to them. These covenants are subject to important exceptions and qualifications. In addition, if the 4.50% Senior Notes are rated investment grade by any two of Moody’s Investors Service, Inc., Fitch Ratings Inc. and Standard & Poor’s Ratings Services, and at such time no default or event of default under the 4.50% Senior Notes Indenture has occurred and is continuing, many of the covenants in the 4.50% Senior Notes Indenture will be suspended or become more lenient and may not go back into effect.
The 4.50% Senior Notes Indenture contains customary events of default which could, subject to certain conditions, cause the 4.50% Senior Notes to become immediately due and payable.
As of December 31, 2024, the Company and the issuers under the 4.50% Senior Notes Indenture were in compliance with the covenants under the Indenture governing the 4.50% Senior Notes Indenture.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2024 and 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
The Company records impairments for real estate investments whenever the carrying value exceeds the estimated fair value (see Note 4 — Real Estate Investments, Net for additional information on impairment charges recorded by the Company). The carrying value of these impaired real estate investments on the consolidated balance sheet represents their estimated fair value at the time of impairment.
For the year ended December 31, 2024, the fair values of impaired properties were either based on the estimated selling price of such properties, or market comparable transactions. For the year ended December 31, 2023, the fair values were based on a calculation of the estimated fair value, which was driven by an assumed land value of £1.5 million per acre, for one property, and the others were based on the estimated selling prices of the assets. The impairments recorded in the year ended December 31, 2022 were based on the estimated selling prices of the assets.
Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2024 and 2023, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2024
Foreign currency forwards, net (GBP & EUR)	$—	$1,583	$—	$1,583
Interest rate swaps, net (USD, GBP & EUR)	$—	$(2,831)	$—	$(2,831)
December 31, 2023
Foreign currency forwards, net (GBP & EUR)	$—	$(1,569)	$—	$(1,569)
Interest rate swaps, net (USD, GBP & EUR)	$—	$7,039	$—	$7,039
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2024.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature. The fair value approaches used rely on unobservable inputs and therefore are classified as Level 3 in the fair value hierarchy.
•The gross carrying value of the Company’s mortgage notes payable as of December 31, 2024 and 2023 were $2.3 billion and $2.7 billion, respectively. The fair value of gross mortgage notes payable as of December 31, 2024 and 2023 was $2.2 billion and $2.5 billion, respectively, and is based on estimates of market interest rates.
•As of December 31, 2024 the advances to the Company under the Revolving Credit Facility had a carrying value of $1.4 billion and a fair value of $1.4 billion. As of December 31, 2023 the advances to the Company under the Revolving Credit Facility had a carrying value of $1.7 billion and a fair value of $1.7 billion.
•As of December 31, 2024, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $458.1 million. As of December 31, 2023, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $416.3 million.
•As of December 31, 2024, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $458.8 million.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2024 and 2023:

		December 31,
(In thousands)	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$(1,179)	$(2,110)
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	(602)	—
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	260	5,987
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(1,310)	—
Total		$(2,831)	$3,877
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$1,156	$878
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(628)	(1,906)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	1,055	588
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	—	(1,129)
Interest rate swaps (EUR)	Derivative assets, at fair value	—	3,162
Total		$1,583	$1,593
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. For the year ended December 31, 2024, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In the second quarter of 2022 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur. The accelerated amount was a gain of $2.4 million in the three months ended June 30, 2022 and is recorded in unrealized gain on undesignated foreign currency advances and other hedge ineffectiveness in the Company’s consolidated income statement for the year ended December 31, 2022. During the next 12 months ending December 31, 2025, the Company estimates that an additional $0.3 million will be reclassified from other comprehensive income as a decrease to interest expense.
As of December 31, 2024 and 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	December 31,
	2024		2023
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	3	$250,718	—	$—
Interest rate “pay-fixed” swaps (EUR)	9	321,178	11	308,233
Interest rate “pay-fixed” swaps (USD)	9	600,000	5	300,000
Total	21	$1,171,896	16	$608,233

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Amount of (loss) gain recognized in AOCI from derivatives	$7,928	$(5,100)	$27,896
Amount of gain (loss) reclassified from AOCI into income as interest expense	$14,583	$15,744	$(5)
Total interest expense recorded in the consolidated statements of operations	$326,932	$179,411	$97,510
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of December 31, 2024 and 2023 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the years ended December 31, 2024, 2023 and 2022, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Revolving Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign-currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the year ended December 31, 2024, the Company recorded gains of $3.2 million due to currency changes on the undesignated excess foreign currency advances over the related net investments. There were no undesignated excess positions at any time during the years ended December 31, 2023 and 2022.
Non-Designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded gains of $4.2 million, losses of $3.7 million and gains of $18.6 million on the non-designated hedges for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024 and 2023, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships:

	December 31, 2024		December 31, 2023
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP - USD)	30	$69,574	29	$54,745
Foreign currency forwards (EUR - USD)	19	29,085	28	41,952
Interest rate swaps (EUR)	—	—	3	154,062
Total	49	$98,659	60	$250,759

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2024 and 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2024	$2,471	$(3,719)	$—	$(1,248)	$—	$—	$(1,248)
December 31, 2023	$10,615	$(5,145)	$—	$5,470	$—	$—	$5,470
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
As of December 31, 2024, the Company did not have any counterparties where the net derivative fair value held by that counterparty was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of December 31, 2024, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 10 — Stockholders' Equity
Common Stock
As of December 31, 2024 and 2023, the Company had 231,051,139 and 230,885,197, respectively, shares of Common Stock issued and outstanding, including Restricted Shares and excluding RSUs and PSUs. Unvested RSUs and PSUs may be settled in shares of Common Stock in the future.
ATM Program — Common Stock
The Company has an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which the Company may sell shares of Common Stock, from time to time, through its sales agents. In November 2022, the Company filed a new shelf registration statement and prospectus supplement covering the Common stock ATM Program having an aggregate offering price of up to $285.0 million, prior to the expiration of its previous registration statement, which had an aggregate offering price up to $500.0 million ($285.0 million was sold under the previous registration statement).
•The Company did not sell any shares of Common Stock through the Common Stock ATM Program during the years ended December 31, 2024 or 2023.
•During the year ended December 31, 2022, the Company sold 70,218 shares of Common Stock through the Common Stock ATM Program for gross proceeds of $1.1 million, before nominal commissions and issuance costs were paid.
Equity Consideration Issued in Connection with the Mergers
As previously disclosed in Note 3 — The Mergers, during the year ended December 31, 2023, the Company issued:
•123,257,677 shares of Common Stock,
•7,933,711 shares of newly created Series D Preferred Stock (see “Preferred Stock” section below) and
•4,595,175 shares of newly created Series E Preferred Stock (see “Preferred Stock” section below).
In addition, the OP issued 115,857 Class A Units to the previous owner of RTL Class A Units. Subsequently, in December 2024, the holder exchanged all of these Class A Units for an equal amount of shares of Common Stock.
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
As part of the Cooperation Agreement, the Company issued Common Stock to the Blackwells/Related Parties as a settlement fee and for consulting and advisory services and reimbursed expenses to the Blackwells/Related Parties. Under the Cooperation Agreement:
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
•The Company issued 1,600,000 shares of Common Stock to the Blackwells/Related Parties on September 12, 2023 as consideration for consulting and advisory services performed pursuant to the Cooperation Agreement, including corporate governance, stockholder engagement and outreach, investor relations and proxy advisory firm engagement, and analysis prior to the Acquisition Date. As a result, the Company recorded expense and an increase to additional paid-in capital of $15.9 million in the three months ended September 30, 2023, and the expense is presented in the settlement costs line item of the consolidated statement of operations for the year ended December 31, 2023.
•The Company reimbursed Blackwells $8.8 million of expenses in June 2023, which is presented in the settlement costs line item of the consolidated statements of operations for the year ended December 31, 2023.
Also, on June 30, 2023, the Company entered into an agreement with an unaffiliated third party to provide certain advisory services to the Company related to the Mergers. In exchange for these services, the Company issued 45,579 shares of Common Stock to the third party on July 13, 2023 as a non-refundable retainer and recorded expense and an increase to additional paid-in-capital of $0.5 million, which is recorded in the consolidated financial statements for the year ended December 31, 2023.
Also, in October, 2023 the Company issued an additional 59,253 shares of Common Stock to the same third party, upon completion of the third party’s services, and recorded expense and an increase to additional paid-in-capital of $0.6 million, which is recorded in the consolidated financial statements for the year ended December 31, 2023.
As more fully discussed in Note 13 — Equity-Based Compensation, as of September 11, 2023, the end of the performance period applicable to the 2,500,000 GNL LTIP Units granted to the former Advisor pursuant to the 2021 OPP, a total of 883,750 of the GNL LTIP Units were earned and became vested and the remainder were forfeited. The earned GNL LTIP Units were subsequently converted into an equal number of shares of Common Stock on the Acquisition Date. As a result, the Company recorded a reclassification of $27.7 million from non-controlling interests to additional paid-in-capital, which is recorded in the consolidated statement of equity the year ended December 31, 2023.
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
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of its Series Preferred Stock as of December 31, 2024 and 2023. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding, as of December 31, 2024 and 2023.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of its Series B Preferred Stock as of December 31, 2024 and 2023. The Company had 4,695,887 shares of Series B Preferred Stock issued and outstanding, as of December 31, 2024 and 2023.
•As of December 31, 2023 and through February 26, 2024, the Company had classified and designated 100,000 shares of its authorized Preferred Stock as authorized shares of its Series C preferred stock, $0.01 par value (“Series C Preferred Stock”). On February 26, 2024, the Company reclassified and redesignated each of the 100,000 shares of
Series C Preferred Stock into 100,000 shares of unclassified and undesignated Preferred Stock. The Company has never issued any shares of Series C Preferred Stock.
•The Company has classified and designated 7,933,711 shares of its authorized Preferred Stock as authorized shares of Series D Preferred Stock, as of December 31, 2024. The Company had 7,933,711 shares of Series D Preferred Stock issued and outstanding as of December 31, 2024 and 2023.
•The Company has classified and designated 4,595,175 shares of its authorized Preferred Stock as authorized shares of Series E Preferred Stock, as of December 31, 2024. The Company had 4,595,175 shares of Series E Preferred Stock issued and outstanding as of December 31, 2024 and 2023.
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
•During the years ended December 31, 2024 and 2023, the Company did not sell any shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program.
•During the year ended December 31, 2022, the Company sold 191,994 shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program for gross proceeds of $4.8 million before nominal commissions paid and issuance costs.
Series A Preferred Stock - Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in an amount equal to $1.8125 per share each year, which is equivalent to the rate of 7.25% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. The Series A Preferred Stock is redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series A Preferred Stock (the “Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series A Preferred Stock may receive a maximum of 2.301 shares of Common Stock (as adjusted for any stock splits) per share of Series A Preferred Stock. The necessary conditions to convert the Series A Preferred Stock into Common Stock have not been met as of December 31, 2024. Therefore, Series A Preferred Stock did not impact Company’s earnings per share calculations.
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
Series B Preferred Stock - Terms
Holders of Series B Preferred Stock are entitled to cumulative dividends in an amount equal to $1.71875 per share each year, which is equivalent to the rate of 6.875% of the $25.00 liquidation preference per share per annum. The Series B Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after November 26, 2024, at any time and from time to time, the Series B Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series B Preferred Stock (the “Series B Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series B Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series B Preferred Stock will have certain rights to convert Series B Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series B Preferred Stock may receive a maximum of 2.5126 shares of Common Stock (as adjusted for any stock splits) per share of Series B Preferred Stock. The necessary conditions to convert the Series B Preferred Stock into Common Stock have not been met as of December 31, 2024. Therefore, Series B Preferred Stock did not impact Company’s earnings per share calculations.
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
Dividends
Common Stock Dividends
On February 26, 2024, the Board approved a dividend policy that reduced the Company’s Common Stock dividend rate to an annual rate of $1.10 per share, or $0.275 per share on a quarterly basis. This Common Stock dividend rate became effective with the Common Stock dividend declared and paid in April 2024 and was still effective through January 2025.
On February 27, 2025, the Company announced that the Board plans to reduce the quarterly dividend per share of Common Stock from $0.275 to $0.190 per share, representing an annual dividend rate of $0.76 per share, beginning with the dividend expected to be declared in April 2025. The reduction of the dividend rate is expected to yield benefits to the Company, including increasing the amount of cash that may be used to lower leverage.
In connection with the Mergers, in October 2023, the Board approved an annual dividend rate of $1.42 per share, or $0.354 per share on a quarterly basis. The first dividend paid at this rate occurred on October 16, 2023 and, accordingly, during the three months ended March 31, 2024, the Company paid dividends at this rate as well. During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company paid dividends at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis.
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
The following table details from a tax perspective, the portion of cash paid for Common Stock dividends, during the years presented, classified as return of capital and ordinary dividend income, per share per annum:

	Year Ended December 31,
(In thousands)	2024		2023		2022
Return of capital	$1.18	100.0%	$1.55	100.0%	$1.60	100.0%
Ordinary dividend income	—	—%	—	—%	—	—%
Total	$1.18	100.0%	$1.55	100.0%	$1.60	100.0%
Series A Preferred Stock Dividends
Dividends on Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to holders of Series A Preferred Stock, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Board. Dividends paid during the year ended December 31, 2024 and 2023 on the Series A Preferred Stock were considered 89.3% and 100.0% return of capital, respectively, and dividends paid during the year ended December 31, 2022 on the Series A Preferred Stock were considered 69.9% ordinary dividend income.
Series B Preferred Stock Dividends
Dividends on Series B Preferred Stock accrue in an amount equal to $0.4296875 per share per quarter to holders of Series B Preferred Stock, which is equivalent to 6.875% of the $25.00 liquidation preference per share of Series B Preferred Stock per annum. Dividends on the Series B Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Board. Dividends paid during the years ended December 31, 2024 and 2023 on the Series B Preferred Stock were considered 89.3% and 100% return of capital, respectively, and dividends paid during the year ended December 31, 2022 on the Series B Preferred Stock were considered 69.9% ordinary dividend income.
Series D Preferred Stockholders
Dividends on the Company’s Series D Preferred Stock accrue in an amount equal to $0.46875 per share per quarter to Series D Preferred Stockholders, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum. Dividends on the Series D Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. Dividends paid during the years ended December 31, 2024 and 2023 on the Series D Preferred Stock were considered 89.3% and 100% return of capital, respectively.
Series E Preferred Stockholders
Dividends on the Company’s Series E Preferred Stock accrue in an amount equal to $0.4609375 per share per quarter to Series E Preferred Stockholders, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. Dividends on the Series E Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. Dividends paid during the years ended December 31, 2024 and 2023 on the Series E Preferred Stock were considered 89.3% and 100% return of capital, respectively.
Note 11 — Commitments and Contingencies
Lessee Arrangements
As of December 31, 2024, the Company leases land under 17 ground leases associated with certain properties and also has two operating leases for office space. The aggregate durations for the ground leases and operating leases range from 5.5 to 119

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
years as of December 31, 2024. The Company did not enter into any new ground or operating leases during the twelve months of 2024.
As of December 31, 2024 and 2023, the Company’s balance sheet includes ROU assets of $74.3 million and $77.0 million, respectively, and operating lease liabilities of $48.3 million and $48.4 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s existing operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
As of December 31, 2024, the Company’s ground leases and operating leases have a weighted-average remaining lease term of approximately 25.1 years and a weighted-average discount rate of 5.81% . For the years ended December 31, 2024, 2023 and 2022, the Company paid cash of approximately $4.0 million, $2.3 million and $1.3 million, respectively, for amounts included in the measurement of lease liabilities. For the years ended December 31, 2024, 2023 and 2022, the Company recorded expense of $1.5 million, $1.4 million and $1.3 million, respectively, on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the Company’s consolidated statements of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table reflects the base cash rental payments due from the Company as of December 31, 2024:

(In thousands)	Future Base Rent Payments (1)
2025	$3,751
2026	3,895
2027	3,976
2028	4,002
2029	4,023
Thereafter	73,990
Total minimum lease payments (2)	93,637
Less: Effects of discounting	(45,304)
Total present value of lease payments	$48,333
(1) Assumes exchange rates of £1.00 to $1.25 for GBP and €1.00 to $1.04 for EUR as of December 31, 2024 for illustrative purposes, as applicable.
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2024, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
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
The consummation of the Internalization Merger on September 12, 2023 resulted in the internalization of the management of the Company with its own dedicated workforce, including by terminating (i) the Company’s existing arrangement for advisory management services provided by the former Advisor pursuant to the Advisory Agreement and (ii) RTL’s existing arrangement for advisory management services provided by the RTL Advisor and assuming (i) the Company’s existing arrangement for property management services provided by the Property Manager and (ii) RTL’s existing arrangement for property management services provided by the RTL Property Manager. All assets and contracts (including leases) necessary or desirable in the judgment of the Company and to conduct the business of the Company following the Mergers and all desired employees were placed into subsidiaries of AR Global that were merged with subsidiaries of the Company upon the completion of the Internalization Merger. As a result of the completion of the Internalization Merger, and termination of the contracts noted above, beginning as of the Acquisition Date, the Company longer incurs fees from these contracts. However, the Company incurred and will continue to incur costs for employee compensation, which are included in general and administrative expenses in the Company’s consolidated statement of operations. The Company engaged a third party service provider to assist with this process.
For additional information on the Internalization Merger, including the consideration paid to AR Global, see Note 3 — The Mergers.
Upon consummation of the Internalization Merger, the Company began renting office space for its own dedicated workforce at a property owned by affiliates of AR Global, the former Advisor.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
The Company was required to pay the former Advisor any Incentive Compensation (as defined in the Advisory Agreement), generally payable in quarterly installments 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions). The former Advisor did not earn any Incentive Compensation during the years ended December 31, 2023 or 2022.
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
The Company historically paid leasing commissions to the Property Manager which are expensed over the terms of the related leases. During the years ended December 31, 2023 and 2022, the Company incurred leasing commissions to the Property Manager of $1.3 million and $3.8 million, respectively.
Professional Fees and Other Reimbursements
Prior to the Internalization Merger, the Company reimbursed the former Advisor or its affiliates for expenses paid or incurred by the former Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that were specifically the responsibility of the former Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the Advisor and its affiliates (including the Company’s executive officers) who provided services to the Company under the Advisory Agreement, the former Advisor’s rent and general overhead expenses, the former Advisor’s travel expenses (subject to certain exceptions),

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
professional services fees incurred with respect to the former Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses. In addition, these reimbursements were subject to the limitation that the Company would not reimburse the former Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount was otherwise approved by the Board. The amount of expenses reimbursable for the years ending December 31, 2023 and 2022 did not exceed these limits.
The following table reflects related party fees incurred for the periods presented:

	Year Ended December 31,
	2023	2022
(In thousands)	Incurred	Incurred
Fees (1):
Asset management fees (2)	$22,803	$32,549
Property management fees	5,480	7,573
Total operating fees to related parties	$28,283	$40,122
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $1.2 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively, which are recorded within general and administrative expenses on the consolidated statements of operations and are not reflected in the table above.
(2)The former Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $4.8 million and $14.5 million for the years ended December 31, 2023 and 2022, respectively.
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
The employees of the former Advisor and Property Manager, and their respective affiliates were also eligible to participate in the Company’s employee and director incentive restricted share plan (the “Restricted Share Plan”).
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
RSUs
RSUs were historically awarded under the 2021 Equity Plan, and have been and may continue to be awarded under the Individual Plan, following the Internalization Merger. Historically, prior to the third quarter of 2023, the Company only granted RSUs to its Board members on an annual basis. In November 2023, the Company began granting RSUs to its employees, including executives.
RSUs represent a contingent right to receive shares of Common Stock at a future settlement date, subject to satisfaction of applicable vesting conditions or other restrictions and an award agreement evidencing the grant of RSUs. The RSUs provide for vesting on a straight-line basis over a specified period of time for each award. RSUs may not, in general, be sold or otherwise

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
transferred until restrictions are removed and the RSUs are settled in, or converted into, the shares of Common Stock. The fair value of the RSUs granted is based on the market price of Common Stock as of the grant date. The fair value of the granted RSUs is expensed over the vesting period.
Holders of RSUs do not have any voting rights with respect to the RSUs or any shares underlying any award of RSUs. For RSUs issued prior to the fourth quarter of 2024, the holders are generally credited with dividend equivalents which are subject to the same vesting conditions or other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of Common Stock. For RSUs granted in or after the fourth quarter of 2024, the holders will receive nonforfeitable cash dividends prior to the time that the RSUs have vested and settled in, or converted into, shares of Common Stock. No nonforfeitable cash dividends were paid for RSUs during the year ended December 31, 2024.
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
The following table reflects the RSU activity for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2021	44,510	$16.47
Granted	24,864	15.18
Vested	(21,651)	16.43
Unvested, December 31, 2022	47,723	15.82
Granted (1)	526,788	8.90
Vested	(28,439)	15.56
Forfeitures	(10,304)	12.62
Unvested, December 31, 2023	535,768	9.09
Granted (2)	978,247	7.48
Vested	(232,789)	8.93
Forfeitures	(33,047)	8.07
Unvested, December 31, 2024	1,248,179	7.89
_______
(1) Represents 30,252 RSUs granted to the Board and 496,536 RSUs granted to employees of the Company.
(2) Represents 142,464 RSUs granted to the Board and 835,783 RSUs granted to employees of the Company.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table reflects Restricted Shares activity outstanding for the periods presented:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2021	305,107	$18.81
Vested	(148,278)	16.56
Granted	230,398	14.60
Forfeitures	(27,387)	17.22
Unvested, December 31, 2022	359,840	17.16
Vested	(274,850)	16.03
Granted	265,125	10.52
Issued in connection with the REIT Merger	221,136	10.73
Forfeitures	(5,631)	11.79
Unvested, December 31, 2023	565,620	12.14
Vested	(179,228)	13.01
Granted	—	—
Forfeitures	(51,750)	10.83
Unvested, December 31, 2024	334,642	11.88
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
December 31, 2024
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
The following table details the number of PSUs that may be earned and vested on the PSU Measurement Date, by each category of performance goal:

	Target PSUs	Percentage of Target PSUs Earned	Number of PSUs Earned
Company TSR Relative to the MSCI REIT Index:
Less than 30th percentile (Below Threshold)	175,647	—%	—
30th percentile (Threshold) (1)	175,647	50%	87,825
55th percentile (Target) (1)	175,647	100%	175,647
Equal to or greater than 75th percentile (Maximum) (1)	175,647	275%	483,027
Company TSR Relative to the Custom Net Lease Peer Group:
Less than 30th percentile (Below Threshold)	175,647	—%	—
30th percentile (Threshold) (1)	175,647	50%	87,825
55th percentile (Target) (1)	175,647	100%	175,647
Equal to or greater than 75th percentile (Maximum) (1)	175,647	275%	483,027
Company TSR:
Less than 8% (Below Threshold)	117,098	—%	—
8% (Threshold) (1)	117,098	50%	58,550
10% (Target) (1)	117,098	100%	117,098
12% or greater (Maximum) (1)	117,098	275%	322,018
________
(1) If amounts fall in between these ranges, the results will be determined using linear interpolation between those percentiles, respectively.
Compensation Expense
The combined compensation expense for RSUs, Restricted Shares and PSUs was $8.9 million and $4.4 million for the years ended December 31, 2024 and 2023, respectively and $3.1 million for the year ended December 31, 2022, which did not include PSUs. Compensation expense for these equity instruments is recorded as equity-based compensation in the accompanying consolidated statements of operations.
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
As of December 31, 2024, the Company had $8.0 million unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.1 years. As of December 31, 2024, the Company had $3.1 million unrecognized compensation cost related to Restricted Share awards granted, which is expected to be recognized over a period of 2.4 years. As of December 31, 2024, the Company had $3.2 million unrecognized compensation cost related to PSUs granted, which is expected to be recognized over a period of 1.75 years.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Compensation Expense - 2021 OPP
During the years ended December 31, 2023 and 2022, the Company recorded total compensation expense related to the 2021 OPP of $12.9 million and $9.0 million, respectively.
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
December 31, 2024
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
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net income per share computation for the periods presented:

	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023	2022
Net loss attributable to common stockholders	$(175,316)	$(239,348)	$(8,363)
Adjustments to net loss attributable to common stockholders for common share equivalents	(659)	(3,887)	(939)
Adjusted net loss attributable to common stockholders	$(175,975)	$(243,235)	$(9,302)

Weighted average common shares outstanding — Basic and Diluted	230,440,385	142,584,332	103,686,395
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.76)	$(1.71)	$(0.09)
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested Restricted Shares contain and the unearned GNL LTIP Units, prior to the end of the performance period at September 11, 2023, contained rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above excludes the distributions to the unvested Restricted Shares and unearned GNL LTIP Units (prior to the end of the performance period at September 11, 2023) from the numerator.
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested RSUs, unvested Restricted Shares, unvested PSUs, and Class A Units (prior to their exchange for Common Stock in the fourth quarter of 2024) to be common share equivalents.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table shows common share equivalents on a weighted-average basis that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 (see Note 13 — Equity-Based Compensation for additional information on all of the common share equivalents listed in the table below):

	December 31,
	2024	2023	2022
Unvested RSUs (1)	950,936	85,518	45,725
Unvested Restricted Shares (2)	426,651	456,279	371,920
Unvested PSUs (3)	1,288,072	116,456	—
Class A Units (4)	—	35,233	—
GNL LTIP Units (5)	—	—	2,500,000
Total common share equivalents excluded from EPS calculation	2,665,659	693,486	2,917,645
(1) There were 1,248,179, 535,768 and 47,723 unvested RSUs issued and outstanding as of December 31, 2024, 2023 and 2022, respectively.
(2) There were 334,642, 565,620 and 359,840 unvested Restricted Shares issued and outstanding as of December 31, 2024, 2023 and 2022, respectively.
(3) There were 1,288,072 PSUs outstanding as of December 31, 2024 and 2023.
(4) There were no Class A Units outstanding as of December 31, 2024 and 115,857 Class A Units outstanding as of December 31, 2023.
(5) As disclosed in Note 13 — Equity-Based Compensation, the performance period under the 2021 OPP was accelerated and ended on September 11, 2023, and as a result, 883,750 GNL LTIP Units became earned and vested and Common Stock was issued for the vested GNL LTIP Units. There were no GNL LTIP Units issued and outstanding under the 2021 OPP as of December 31, 2024 and 2023 and there were 2,500,000 LTIP Units issued and outstanding under the 2021 OPP as of December 31, 2022.
Conditionally issuable shares under the 2021 Equity Plan and the 2021 OPP award are required to be included in the computation of fully diluted EPS (if dilutive) based on shares that would be issued as if the balance sheet date were the end of the measurement period.
•No PSU share equivalents were included in the computation for the years ended December 31, 2024 and 2023 since their impact was anti-dilutive.
•No GNL LTIP Unit share equivalents were included in the computation for the years ended December 31, 2024 or 2023 since the performance period ended on September 11, 2023 and none were included in the computation for the year ended December 31, 2022 since their impact was anti-dilutive.
Note 15 — Segment Reporting

As a result of the Mergers and the related strategic shift in the Company’s operations, the Company has concluded it operates in four reportable segments consistent with its current management internal financial reporting purposes: (1) Industrial & Distribution (2) Multi-Tenant Retail (3) Single-Tenant Retail and (4) Office. The Company evaluates performance and makes resource allocations based on its four business segments. The Company is reporting its business segments using the “management approach” model for segment reporting, whereby the Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker, who is the Company’s Chief Executive Officer and President, receives and reviews financial information based on the Company's four segments. The Company evaluates business segment performance based upon net operating income, which is defined as total revenues from tenants, less property operating costs. The segments are managed separately due to the property type and the accounting policies are consistent across each segment. See below for a description of net operating income.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
The following table provides operating financial information for the Company’s four reportable segments:

	Year Ended December 31,
(In thousands)	2024	2023 (1)	2022 (1)
Industrial & Distribution:
Revenue from tenants	$237,645	$220,102	$211,533
Property operating expense	21,820	15,457	13,682
Net Operating Income	$215,825	$204,645	$197,851

Multi-Tenant Retail:
Revenue from tenants	$259,280	$79,799	$—
Property operating expense	86,025	26,951	—
Net Operating Income	$173,255	$52,848	$—

Single-Tenant Retail:
Revenue from tenants	$164,514	$65,478	$17,170
Property operating expense	15,787	6,045	1,200
Net Operating Income	$148,727	$59,433	$15,970

Office:
Revenue from tenants	$143,571	$149,691	$150,154
Property operating expense	18,865	19,386	17,995
Net Operating Income	$124,706	$130,305	$132,159

________
(1) Amounts in the Single-Tenant Retail segment and Office segment reflect changes to the reclassification of one tenant from the Office segment to the Single-Tenant Retail segment to conform to the current year presentation based on a re-evaluation of the property type.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Reconciliation to Consolidated Financial Information

A reconciliation of the total reportable segment's revenue from tenants to consolidated revenue from tenants and the total reportable segment’s income to consolidated net (loss) income attributable to common stockholders is as follows:

	Year Ended December 31,
(In thousands)	2024	2023 (1)	2022 (1)
Revenue From Tenants:
Industrial & Distribution	$237,645	$220,102	$211,533
Multi-Tenant Retail	259,280	79,799	—
Single-Tenant Retail	164,514	65,478	17,170
Office	143,571	149,691	150,154
Total Consolidated Revenue From Tenants	$805,010	$515,070	$378,857

Net loss before income tax and net loss attributable to common stockholders:
Net Operating Income:
Industrial & Distribution	$215,825	$204,645	$197,851
Multi-Tenant Retail	173,255	52,848	—
Single-Tenant Retail	148,727	59,433	15,970
Office	124,706	130,305	132,159
Total net operating income	662,513	447,231	345,980
Operating fees to related parties	—	(28,283)	(40,122)
Impairment charges	(90,410)	(68,684)	(21,561)
Merger, transaction and other costs	(6,026)	(54,492)	(244)
Settlement costs	—	(29,727)	—
General and administrative	(57,734)	(40,187)	(17,737)
Equity-based compensation	(8,931)	(17,297)	(12,072)
Depreciation and amortization	(349,943)	(222,271)	(154,026)
Gain (loss) on dispositions of real estate investments	57,015	(1,672)	325
Interest expense	(326,932)	(179,411)	(97,510)
Loss on extinguishment and modification of debt	(15,877)	(1,221)	(2,040)
Gain (loss) on derivative instruments	4,229	(3,691)	18,642
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness	3,249	—	2,439
Other income	1,720	2,270	981
Net loss before income tax	(127,127)	(197,435)	23,055
Income tax expense	(4,445)	(14,475)	(11,032)
Net loss	(131,572)	(211,910)	12,023
Preferred stock dividends	(43,744)	(27,438)	(20,386)
Net loss attributable to common stockholders	$(175,316)	$(239,348)	$(8,363)
________
(1) Amounts in the Single-Tenant Retail segment and Office segment reflect changes to the reclassification of one tenant from the Office segment to the Single-Tenant Retail segment to conform to the current year presentation based on a re-evaluation of the property type.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table reconciles real estate investments, net by segment to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2024	2023 (2)
Investments in real estate, net:
Industrial & Distribution	$2,180,309	$2,479,804
Multi-Tenant Retail	1,743,598	2,174,064
Single-Tenant Retail	1,400,271	1,740,347
Office	1,039,124	1,178,105
Total investments in real estate, net	6,363,302	7,572,320
Assets held for sale	17,406	3,188
Cash and cash equivalents	159,698	121,566
Restricted cash	64,510	40,833
Derivative assets, at fair value	2,471	10,615
Unbilled straight line rent	99,501	84,254
Operating lease right-of-use asset	74,270	77,008
Prepaid expenses and other assets	108,562	121,997
Deferred tax assets	4,866	4,808
Goodwill (1)	51,370	46,976
Deferred financing costs, net	9,808	15,412
Total assets	$6,955,764	$8,098,977
________
(1) In connection with the Company’s conclusion that it now operates in four reportable segments, the Company’s goodwill allocation by segment is as follows as of December 31, 2024: (1) Industrial & Distribution: $22.1 million; (2) Multi-Tenant Retail: $7.1 million; (3) Single-Tenant Retail: $7.9 million; and (4) Office: $14.2 million.
(2) Amounts in the Single-Tenant Retail segment and Office segment reflect changes to the reclassification of one tenant from the Office segment to the Single-Tenant Retail segment to conform to the current year presentation based on a re-evaluation of the property type.
Geographic Information
Other than the U.S. and United Kingdom, no country or tenant individually comprised more than 10% of the Company’s annualized revenue from tenants on a straight-line basis, or total long-lived assets at December 31, 2024. The following tables present the geographic information for Revenue from tenants and Investments in real estate:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenue from tenants:
United States	$655,831	$365,092	$234,363
United Kingdom	84,678	86,916	78,403
Europe	61,322	59,823	62,852
Canada	3,179	3,239	3,239
Total	$805,010	$515,070	$378,857

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	December 31,
(In thousands)	2024	2023
Investments in real estate, gross:
United States	$6,137,882	$7,082,979
United Kingdom	799,624	903,816
Europe	554,133	629,988
Canada	36,292	39,361
Total	$7,527,931	$8,656,144

Acquired Intangible Liabilities, Gross
United States	$91,936	$101,342
United Kingdom	5,279	5,698
Europe	10,669	12,961
Canada	19	21
Total	$107,903	$120,022

Note 16 — Income Taxes
The components of income tax expense for the periods presented are as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net (Loss) Income Before Income Tax:
Domestic	$(123,188)	$(118,447)	$64,592
Foreign	(3,939)	(78,988)	(41,537)
Total net (loss) income before tax	$(127,127)	$(197,435)	$23,055

Income Taxes:
Current:
State and Local	$134	$199	$175
Foreign	4,569	16,656	12,814
Total income taxes, current	4,703	16,855	12,989
Deferred:
State and Local	—	—	—
Foreign	(258)	(2,380)	(1,957)
Total income taxes, deferred	(258)	(2,380)	(1,957)
Total Income Tax Expense	$4,445	$14,475	$11,032

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
A reconciliation of effective income tax for the periods presented are as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net (loss) income before income tax	$(127,127)	$(197,435)	$23,055

Tax (benefit) provision at statutory rates	$(26,651)	$(41,461)	$4,842
Foreign rate differential	(295)	1,139	(730)
Foreign financing activities	7,721	11,047	11,320
Tax adjustments related to REIT	25,871	24,874	(13,565)
Deferred tax assets generated in the current year added to valuation allowance	(1,388)	5,949	9,297
Other	(813)	12,927	(132)
Total income tax expense	$4,445	$14,475	$11,032
Deferred Income Taxes
Deferred income taxes as of the periods presented consists of the following:

	December 31,
(In thousands)	2024	2023
Deferred Tax Assets
Basis differences	$14,924	$11,278
Net operating loss carryforwards	3,205	5,028
Total deferred tax assets	18,129	16,306
Valuation allowance	(13,263)	(11,498)
Net deferred tax assets	4,866	4,808
Deferred Tax Liabilities
Basis differences	(4,170)	(4,552)
Straight-line rent	(1,307)	(1,457)
Total deferred tax liabilities	(5,477)	(6,009)
Net Deferred Tax Liability	$(611)	$(1,201)

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
As of December 31, 2024, foreign net operating loss carryforwards were $19.8 million, which will begin to expire in 2028.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Dispositions
The Company disposed of 13 properties subsequent to December 31, 2024 for an aggregate price of approximately $19.2 million.
Pending Transactions
RCG Multi-Tenant Retail Disposition
On February 25, 2025, the Company through certain of its subsidiaries, entered into a Purchase and Sale Agreement (“RCG PSA”) with RCG Ventures Holdings, LLC (“RCG”) to sell a real estate portfolio comprised of 100 multi-tenant retail centers located in 28 states for a base purchase price of approximately $1.78 billion, subject to customary purchase price adjustments (the “RCG Multi-Tenant Retail Disposition”). The closing of the RCG Multi-Tenant Retail Disposition is subject to a number of customary conditions, including, but not limited to, with respect to 41 of the multi-tenant retail centers, the consent of certain of the Company’s existing lenders for RCG to assume the following debt secured by such properties: (a) approximately $210.0 million secured from Société Générale and UBS AG, and (b) approximately $260.0 million secured from Barclays Capital Real Estate Inc., Société Générale, KeyBank and Bank of Montreal. The closing of the disposition of the other 59 facilities is not contingent upon assumption of such debt and the closing is not otherwise subject to any financing contingency. The Company received a $25.0 million non-refundable deposit from RCG in connection with entering into RCG PSA. The RCG Multi-Tenant Retail Disposition is expected to close in three phases: the unencumbered portfolio is scheduled to close by March 31, 2025, while the encumbered portfolio is scheduled to close in two stages during the second quarter of 2025, pending approval of the respective loan assumptions.
Share Repurchase Program
On February 20, 2025, the Board authorized a stock buyback program for up to an aggregate amount of $300.0 million of shares of Common Stock. Under the program, which does not have a stated expiration date, the Company may repurchase shares of Common Stock from time to time through open market purchases, including pursuant to Rule 10b5-1 pre-set trading plans and under Rule 10b-18 of the Exchange Act, privately negotiated transactions, accelerated share repurchase transactions entered into with one or more counterparties or otherwise, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. The program does not obligate the Company to repurchase any specific number of shares of Common Stock.

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
McDonald's Corporation	Carlisle	United Kingdom	Oct. 2012	$—		$402	$764	$—	$—	1,166	$232
Wickes	Blackpool	United Kingdom	May. 2013	—		1,692	1,690	—	—	3,382	723
Everything Everywhere	Merthyr Tydfil	United Kingdom	Jun. 2013	—		3,447	1,996	—	—	5,443	769
Thames Water	Swindon	United Kingdom	Jul. 2013	—		3,447	3,696	—	12	7,155	1,407
Wickes	Tunstall	United Kingdom	Jul. 2013	—		878	1,865	—	—	2,743	780
PPD Global Labs	Highland Heights	KY	Aug. 2013	—	(9)	2,001	5,162	—	—	7,163	1,774
Northern Rock	Sunderland	United Kingdom	Sep. 2013	—		1,254	3,993	—	—	5,247	1,504
Wickes	Clifton	United Kingdom	Nov. 2013	—		1,254	1,632	—	—	2,886	668
XPO Logistics Freight, Inc.	Aurora	NE	Nov. 2013	—	(10)	295	1,470	—	—	1,765	685
XPO Logistics Freight, Inc.	Grand Rapids	MI	Nov. 2013	—	(10)	945	1,247	—	—	2,192	581
XPO Logistics Freight, Inc.	Riverton	IL	Nov. 2013	—	(10)	344	707	—	—	1,051	330
XPO Logistics Freight, Inc.	Salina	KS	Nov. 2013	—	(10)	461	1,622	—	—	2,083	756
XPO Logistics Freight, Inc.	Uhrichsville	OH	Nov. 2013	—	(10)	380	780	—	—	1,160	363
XPO Logistics Freight, Inc.	Vincennes	IN	Nov. 2013	—	(10)	220	633	—	—	853	306
XPO Logistics Freight, Inc.	Waite Park	MN	Nov. 2013	—	(10)	366	700	—	—	1,066	325
Wolverine	Howard City	MI	Dec. 2013	—	(10)	719	12,027	—	—	12,746	5,562
Rheinmetall	Neuss	Germany	Jan. 2014	—		5,341	14,995	—	67	20,403	4,510
GE Aviation	Grand Rapids	MI	Jan. 2014	—	(7)	3,174	27,076	—	203	30,453	7,991
Provident Financial	Bradford	United Kingdom	Feb. 2014	—		1,264	23,458	—	—	24,722	6,527
Crown Crest	Leicester	United Kingdom	Feb. 2014	—		7,204	29,750	—	—	36,954	9,431
Trane	Davenport	IA	Feb. 2014	—		291	1,968	—	—	2,259	698
Aviva	Sheffield	United Kingdom	Mar. 2014	—		2,723	30,863	—	—	33,586	8,799
DFS Trading	Brigg	United Kingdom	Mar. 2014	—		1,272	3,608	—	—	4,880	1,163
DFS Trading	Carcroft	United Kingdom	Mar. 2014	—		290	2,085	—	—	2,375	707
DFS Trading	Carcroft	United Kingdom	Mar. 2014	—		1,070	4,237	—	—	5,307	1,264
DFS Trading	Darley Dale	United Kingdom	Mar. 2014	—		1,252	3,213	—	—	4,465	1,058
DFS Trading	Somercotes	United Kingdom	Mar. 2014	—		736	2,626	—	—	3,362	1,018
Government Services Administration (GSA)	Franklin	TN	Mar. 2014	—		4,160	30,083	—	561	34,804	8,696
National Oilwell	Williston	ND	Mar. 2014	—		211	3,513	—	—	3,724	1,356
Government Services Administration (GSA)	Dover	DE	Apr. 2014	—		1,097	1,715	—	690	3,502	583
Government Services Administration (GSA)	Germantown	PA	Apr. 2014	—		1,097	3,573	—	553	5,223	1,561
OBI DIY	Mayen	Germany	Apr. 2014	—		1,164	6,947	—	177	8,288	2,270
DFS Trading	South Yorkshire	United Kingdom	Apr. 2014	—		—	1,310	—	—	1,310	566
DFS Trading	Yorkshire	United Kingdom	Apr. 2014	—		—	1,708	—	—	1,708	495

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Government Services Administration (GSA)	Dallas	TX	Apr. 2014	—		484	2,934	—	—	3,418	839
Government Services Administration (GSA)	Mission	TX	Apr. 2014	—		618	3,145	—	251	4,014	1,064
Government Services Administration (GSA)	International Falls	MN	May. 2014	—	(7)	350	11,182	—	63	11,595	3,301
Indiana Department of Revenue	Indianapolis	IN	May. 2014	—		891	7,677	—	433	9,001	2,348
National Oilwell	Pleasanton	TX	May. 2014	—		202	1,643	—	—	1,845	598
Nissan	Murfreesboro	TN	May. 2014	—	(7)	966	19,573	—	—	20,539	5,432
Government Services Administration (GSA)	Lakewood	CO	Jun. 2014	—		1,220	7,928	—	155	9,303	2,224
Lippert Components	South Bend	IN	Jun. 2014	—	(7)	3,195	6,883	—	—	10,078	1,957
Axon Energy Products	Houston	TX	Jun. 2014	—		294	2,310	—	—	2,604	693
Axon Energy Products	Houston	TX	Jun. 2014	—		416	5,186	—	—	5,602	1,508
Bell Supply Co	Carrizo Springs	TX	Jun. 2014	—		260	1,445	—	—	1,705	499
Bell Supply Co	Cleburne	TX	Jun. 2014	—		301	323	—	—	624	124
Bell Supply Co	Frierson	LA	Jun. 2014	—		260	1,054	—	—	1,314	504
Bell Supply Co	Gainesville	TX	Jun. 2014	—		131	1,420	—	—	1,551	414
Bell Supply Co	Killdeer	ND	Jun. 2014	—		307	1,250	—	—	1,557	421
Bell Supply Co	Williston	ND	Jun. 2014	—		162	2,323	—	—	2,485	705
GE Oil & Gas	Canton	OH	Jun. 2014	—		437	3,039	—	300	3,776	1,038
GE Oil & Gas	Odessa	TX	Jun. 2014	—		1,611	3,322	—	—	4,933	1,803
Lhoist	Irving	TX	Jun. 2014	—		173	2,154	—	125	2,452	788
Select Energy Services	DeBerry	TX	Jun. 2014	—		533	7,551	—	—	8,084	3,490
Select Energy Services	Gainesville	TX	Jun. 2014	—		519	7,482	—	—	8,001	2,051
Select Energy Services	Victoria	TX	Jun. 2014	—		354	1,698	—	—	2,052	610
Bell Supply Co	Jacksboro	TX	Jun. 2014	—		51	657	—	—	708	315
Bell Supply Co	Kenedy	TX	Jun. 2014	—		190	1,669	—	—	1,859	632
Select Energy Services	Alice	TX	Jun. 2014	—		518	1,331	—	—	1,849	433
Select Energy Services	Dilley	TX	Jun. 2014	—		429	1,777	—	—	2,206	681
Select Energy Services	Kenedy	TX	Jun. 2014	—		815	8,355	—	—	9,170	2,746
Select Energy Services	Laredo	TX	Jun. 2014	—		2,472	944	—	—	3,416	460
Superior Energy Services	Gainesville	TX	Jun. 2014	—		322	480	—	—	802	143
Superior Energy Services	Jacksboro	TX	Jun. 2014	—		408	312	—	—	720	127
Amcor Packaging	Workington	United Kingdom	Jun. 2014	—		1,091	6,433	—	—	7,524	2,183
Government Services Administration (GSA)	Raton	NM	Jun. 2014	—		93	875	—	—	968	271

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Nimble storage	San Jose	CA	Jun. 2014	—	(9)	30,227	10,795	—	180	41,202	3,141
FedEx	Amarillo	TX	Jul. 2014	—		889	6,446	—	—	7,335	2,201
FedEx	Chicopee	MA	Jul. 2014	—		1,030	7,022	—	2,087	10,139	3,565
FedEx	San Antonio	TX	Jul. 2014	—	(10)	3,283	17,756	—	598	21,637	5,039
Sandoz	Princeton	NJ	Jul. 2014	—	(7)	7,766	31,994	—	12,091	51,851	18,712
Wyndham	Branson	MO	Jul. 2014	—		881	3,307	—	—	4,188	992
Government Services Administration (GSA)	Fort Fairfield	ME	Jul. 2014	—		26	9,315	—	—	9,341	2,477
AT&T Services, Inc.	San Antonio	TX	Jul. 2014	—	(11)	5,312	41,201	—	—	46,513	10,839
PNC Bank	Erie	PA	Jul. 2014	—	(9)	242	6,195	—	—	6,437	1,664
PNC Bank	Scranton	PA	Jul. 2014	—	(7)	1,324	3,004	—	—	4,328	827
Continental Tire	Fort Mill	SC	Jul. 2014	—		780	14,259	—	—	15,039	3,821
Fujitsu Office Properties	Manchester	United Kingdom	Jul. 2014	—		3,540	38,320	—	2,296	44,156	10,428
BP Oil	Wootton Bassett	United Kingdom	Aug. 2014	—		574	2,482	—	—	3,056	718
HBOS	Derby	United Kingdom	Aug. 2014	—		576	5,804	(330)	(4,065)	1,985	—
HBOS	St. Helens	United Kingdom	Aug. 2014	—		218	3,289	(125)	(2,309)	1,073	—
HBOS	Warrington	United Kingdom	Aug. 2014	—		417	1,965	—	—	2,382	638
Malthurst	Shiptonthorpe	United Kingdom	Aug. 2014	—		264	1,878	—	—	2,142	598
Malthurst	Yorkshire	United Kingdom	Aug. 2014	—		469	1,229	—	—	1,698	513
Stanley Black & Decker	Westerville	OH	Aug. 2014	—		958	6,933	—	4,410	12,301	2,673
Capgemini	Birmingham	United Kingdom	Aug. 2014	—		1,560	14,794	—	4,806	21,160	4,914
Merck	Madison	NJ	Aug. 2014	—	(7)	10,290	32,530	—	—	42,820	8,573
Government Services Administration (GSA)	Rangeley	ME	Aug. 2014	—		1,377	4,746	—	1,104	7,227	1,640
Hewlett-Packard	Newcastle	United Kingdom	Sep. 2014	—		1,078	17,946	—	—	19,024	4,878
Intier Automotive	Redditch	United Kingdom	Sep. 2014	—		1,113	8,813	—	—	9,926	2,665
Waste Management	Winston-Salem	NC	Sep. 2014	—		494	3,235	—	—	3,729	900
Dollar General	Allen	OK	Sep. 2014	—		99	793	—	—	892	231
Dollar General	Cherokee	KS	Sep. 2014	—		27	769	—	—	796	227
Dollar General	Clearwater	KS	Sep. 2014	—		90	785	—	—	875	231
Dollar General	Dexter	NM	Sep. 2014	—		329	585	—	—	914	172
Dollar General	Elmore City	OK	Sep. 2014	—		21	742	—	—	763	222
Dollar General	Eunice	NM	Sep. 2014	—		269	569	—	—	838	170
Dollar General	Gore	OK	Sep. 2014	—		143	813	—	—	956	240
Dollar General	Kingston	OK	Sep. 2014	—		81	778	—	—	859	231
Dollar General	Lordsburg	NM	Sep. 2014	—		212	719	—	—	931	211
Dollar General	Lyons	KS	Sep. 2014	—		120	970	—	—	1,090	282

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General	Mansfield	LA	Sep. 2014	—		169	812	—	—	981	238
Dollar General	Neligh	NE	Sep. 2014	—		83	1,045	—	—	1,128	297
Dollar General	Norman	OK	Sep. 2014	—		40	913	—	—	953	267
Dollar General	Peggs	OK	Sep. 2014	—		72	879	—	—	951	257
Dollar General	Santa Rosa	NM	Sep. 2014	—		324	575	—	—	899	170
Dollar General	Sapulpa	OK	Sep. 2014	—		143	745	—	—	888	224
Dollar General	Schuyler	NE	Sep. 2014	—		144	905	—	—	1,049	260
Dollar General	Tahlequah	OK	Sep. 2014	—		132	925	—	—	1,057	268
Dollar General	Townville	PA	Sep. 2014	—		78	882	—	—	960	272
Dollar General	Valley Falls	KS	Sep. 2014	—		51	922	—	—	973	262
Dollar General	Wymore	NE	Sep. 2014	—		21	872	—	—	893	253
FedEx	Bohemia	NY	Sep. 2014	—	(7)	4,838	19,596	—	1,065	25,499	5,895
FedEx	Watertown	NY	Sep. 2014	—		561	4,757	—	—	5,318	1,481
Shaw Aero	Naples	FL	Sep. 2014	—	(17)	998	22,332	—	900	24,230	6,083
Mallinckrodt	St. Louis	MO	Sep. 2014	—	(9)	1,499	16,828	—	—	18,327	4,533
Kuka Warehouse	Sterling Heights	MI	Sep. 2014	—	(17)	1,227	10,790	—	—	12,017	2,906
Trinity Health	Livonia	MI	Sep. 2014	—		4,273	16,574	—	11,400	32,247	7,008
FedEx	Hebron	KY	Sep. 2014	—		1,106	7,750	—	338	9,194	2,265
FedEx	Lexington	KY	Sep. 2014	—	(17)	1,118	7,961	—	—	9,079	2,235
DNV GL	Dublin	OH	Oct. 2014	—		2,509	3,140	—	541	6,190	988
Rexam	Reckinghausen	Germany	Oct. 2014	—		732	10,309	—	—	11,041	2,786
FedEx	Lake Charles	LA	Oct. 2014	—	(11)	255	7,485	—	572	8,312	2,530
Onguard	Havre De Grace	MD	Oct. 2014	—	(17)	2,216	6,585	—	1,624	10,425	2,785
Metro Tonic	Halle Peissen	Germany	Oct. 2014	—		6,312	44,223	—	—	50,535	13,239
Tokmanni	Matsala	Finland	Nov. 2014	—	(6)	1,636	49,508	—	—	51,144	13,965
Government Services Administration (GSA)	Rapid City	SD	Nov. 2014	—		504	7,837	—	—	8,341	2,156
KPN BV	Houten	Netherlands	Nov. 2014	—		1,464	17,916	—	—	19,380	4,624
Follett School	McHenry	IL	Dec. 2014	—	(17)	3,423	15,600	—	2,307	21,330	5,128
Weatherford International	Odessa	TX	Dec. 2014	—	(9)	665	1,795	—	—	2,460	799
AM Castle	Wichita	KS	Dec. 2014	—	(17)	426	6,681	—	509	7,616	1,860
FedEx	Billerica	MA	Dec. 2014	—		1,138	6,674	—	1,024	8,836	2,369
Constellium Auto	Van Buren	MI	Dec. 2014	—	(7)	1,180	13,781	—	7,875	22,836	9,035
C & J Energy	Houston	TX	Mar. 2015	—		6,196	21,745	—	—	27,941	5,572
FedEx	Salina	UT	Mar. 2015	—		428	3,447	—	—	3,875	1,259
FedEx	Pierre	SD	Apr. 2015	—		—	3,288	—	—	3,288	1,155

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Crowne Group	Fraser	MI	Aug. 2015	—		350	3,865	—	—	4,215	1,007
Crowne Group	Jonesville	MI	Aug. 2015	—		101	3,136	—	—	3,237	841
Crowne Group	Logansport	IN	Aug. 2015	—		1,843	5,430	—	—	7,273	1,657
Crowne Group	Marion	SC	Aug. 2015	—		386	7,993	—	—	8,379	2,227
JIT Steel	Chattanooga	TN	Sep. 2015	—		582	3,122	—	—	3,704	771
JIT Steel	Chattanooga	TN	Sep. 2015	—		316	1,986	—	—	2,302	479
Mapes & Sprowl	Elk Grove Village	IL	Sep. 2015	—	(10)	954	4,619	—	—	5,573	1,175
National Oilwell	Pleasanton	TX	Sep. 2015	—		80	3,372	—	—	3,452	910
Office Depot	Venlo	Netherlands	Sep. 2015	—		3,239	14,326	—	—	17,565	4,013
Finnair	Helinski	Finland	Sep. 2015	—	(6)	2,337	66,609	—	—	68,946	16,744
Hannibal	Houston	TX	Sep. 2015	—	(17)	2,090	11,138	—	—	13,228	2,713
FedEx	Mankato	MN	Sep. 2015	—		472	6,780	—	—	7,252	2,118
Auchan	Beychac-et-Caillau	France	Dec. 2016	—		3,761	12,232	—	5,267	21,260	3,774
DCNS	Guipavas	France	Dec. 2016	—		1,755	13,315	—	—	15,070	2,947
Deutsche Bank	Kirchberg	Luxembourg	Dec. 2016	—		13,417	45,635	—	715	59,767	9,507
FedEx	Greensboro	NC	Dec. 2016	—		1,820	8,252	—	—	10,072	2,295
Harper Collins	Glasgow	United Kingdom	Dec. 2016	—		9,904	50,590	—	—	60,494	11,224
ID Logistics	Landersheim	France	Dec. 2016	—		1,790	7,522	—	—	9,312	1,645
ID Logistics	Moreuil	France	Dec. 2016	—		2,763	5,588	—	—	8,351	1,285
ID Logistics	Weilbach	Germany	Dec. 2016	—		1,237	8,174	—	—	9,411	1,707
ING Bank	Amsterdam Zuidoos	Netherlands	Dec. 2016	—		—	67,641	—	2,532	70,173	14,037
NCR Financial Solutions Group	Dundee	United Kingdom	Dec. 2016	—		2,520	8,061	—	—	10,581	2,009
Pole Emploi	Marseille	France	Dec. 2016	—		741	7,807	—	91	8,639	1,597
Worldline SA	Blois	France	Dec. 2016	—		1,049	4,994	—	—	6,043	1,406
Cott Beverages	Sikeston	MO	Feb. 2017	—	(17)	456	8,291	—	147	8,894	1,747
FedEx	Great Falls	MT	Mar. 2017	—	(9)	326	5,439	—	—	5,765	1,529
FedEx	Morgantown	WV	Mar. 2017	—	(7)	4,661	8,401	—	—	13,062	1,864
Bridgestone Tire	Mt. Olive Twp	NJ	Sep. 2017	—	(8)	916	5,088	—	—	6,004	1,023
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	210	1,753	—	—	1,963	368
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	300	3,936	—	491	4,727	1,079
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	270	3,858	—	—	4,128	822
GKN Aerospace	Blue Ash	OH	Oct. 2017	—	(8)	790	4,079	—	—	4,869	844
Tremec	Wixom	MI	Nov. 2017	—	(8)	1,002	17,376	—	—	18,378	3,613
NSA Industries	Groveton	NH	Dec. 2017	—	(8)	59	3,517	—	—	3,576	633
Cummins	Omaha	NE	Dec. 2017	—	(8)	1,448	6,469	—	—	7,917	1,418

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Government Services Administration (GSA)	Gainsville	FL	Dec. 2017	—		451	6,016	—	53	6,520	1,117
Chemours	Pass Christian	MS	Feb. 2018	—	(10)	382	16,149	—	—	16,531	3,351
Lee Steel	Wyoming	MI	Mar. 2018	—		504	7,256	—	—	7,760	1,284
LSI Steel	Chicago	IL	Mar. 2018	—		3,341	1,181	(1,228)	(566)	2,728	—
LSI Steel	Chicago	IL	Mar. 2018	—		1,792	5,615	—	—	7,407	953
LSI Steel	Chicago	IL	Mar. 2018	—		2,856	948	—	—	3,804	182
Fiat Chrysler	Sterling Heights	MI	Mar. 2018	—		1,855	13,623	—	—	15,478	2,769
Contractors Steel	Belleville	MI	May. 2018	—		2,862	25,878	—	6,296	35,036	6,584
Contractors Steel	Hammond	IN	May. 2018	—		1,970	8,859	—	—	10,829	1,883
Contractors Steel	Livonia	MI	May. 2018	—		933	8,554	—	1,357	10,844	2,255
Contractors Steel	Twinsburg	OH	May. 2018	—		729	8,707	—	2,500	11,936	3,009
Contractors Steel	Wyoming	MI	May. 2018	—		970	12,426	—	1,232	14,628	2,961
FedEx	Blackfoot	ID	Jun. 2018	—	(10)	350	6,882	—	—	7,232	2,067
DuPont Pioneer	Spencer	IA	Jun. 2018	—		273	6,718	—	607	7,598	1,490
Rubbermaid	Akron	OH	Jul. 2018	—	(10)	1,221	17,145	—	—	18,366	2,827
NetScout	Allen	TX	Aug. 2018	—	(9)	2,115	41,486	—	—	43,601	6,756
Bush Industries	Jamestown	NY	Sep. 2018	—	(10)	1,535	14,818	—	—	16,353	2,504
FedEx	Greenville	NC	Sep. 2018	—	(10)	581	9,744	—	—	10,325	3,079
Penske	Romulus	MI	Nov. 2018	70,000		4,701	105,826	—	163	110,690	17,559
NSA Industries	Georgetown	MA	Nov. 2018	—		1,100	6,059	—	1,198	8,357	1,525
LKQ Corp.	Cullman	AL	Dec. 2018	—		61	3,781	—	—	3,842	651
Grupo Antolin North America, Inc.	Shelby Township	MI	Dec. 2018	—	(17)	1,941	41,648	—	—	43,589	6,921
Walgreens	Pittsburgh	PA	Dec. 2018	—	(17)	1,701	13,718	—	—	15,419	2,305
VersaFlex	Kansas City	KS	Dec. 2018	—	(17)	519	7,581	—	—	8,100	1,184
Cummins	Gillette	WY	Mar. 2019	—	(11)	1,197	5,470	—	516	7,183	1,108
Stanley Security	Fishers	IN	Mar. 2019	—	(11)	1,246	11,879	—	—	13,125	1,882
Sierra Nevada Corp.	Colorado Springs	CO	Apr. 2019	—		—	16,105	—	—	16,105	2,514
EQT Corp.	Waynesburg	PA	Apr. 2019	—	(11)	875	11,126	—	—	12,001	1,866
Hanes	Calhoun	GA	Apr. 2019	—	(11)	731	8,104	—	—	8,835	1,454
Union Partners	Aurora	IL	May. 2019	—		929	11,621	—	—	12,550	1,751
Union Partners	Dearborn	MI	May. 2019	—	(11)	3,028	11,645	—	—	14,673	1,835
ComDoc	North Canton	OH	Jun. 2019	—	(11)	602	15,128	—	—	15,730	2,471
Metal Technologies	Bloomfield	IN	Jun. 2019	—	(11)	277	9,552	—	—	9,829	1,626
Encompass Health	Birmingham	AL	Jun. 2019	—	(11)	1,746	55,568	—	—	57,314	7,761
Heatcraft	Tifton	GA	Jun. 2019	—	(11)	346	9,064	—	—	9,410	1,269

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
CF Sauer SLB	Mauldin	SC	Aug. 2019	—	(17)	40	343	—	—	383	55
CF Sauer SLB	Mauldin	SC	Aug. 2019	—	(17)	232	15,488	—	—	15,720	2,243
CF Sauer SLB	Mauldin	SC	Aug. 2019	—	(17)	348	4,747	—	—	5,095	840
CF Sauer SLB	Mauldin	SC	Aug. 2019	—	(17)	190	9,488	—	—	9,678	1,371
CF Sauer SLB	Orlando	FL	Aug. 2019	—	(17)	237	351	—	—	588	68
CF Sauer SLB	San Luis Obispo	CA	Aug. 2019	—	(17)	2,201	12,884	—	—	15,085	1,937
SWECO	Florence	KY	Sep. 2019	—		2,080	21,924	—	—	24,004	3,561
Viavi Solutions	Santa Rosa	CA	Sep. 2019	—		3,061	5,929	—	2,358	11,348	1,513
Viavi Solutions	Santa Rosa	CA	Sep. 2019	—		3,073	7,130	—	2,171	12,374	1,654
Faurecia	Auburn Hills	MI	Dec. 2019	—		3,310	38,278	—	2,055	43,643	6,387
Plasma	Garland	TX	Dec. 2019	—		595	2,421	—	—	3,016	397
Plasma	El Paso	TX	Dec. 2019	—		72	2,478	—	—	2,550	317
Plasma	Bradenton	FL	Dec. 2019	—		185	3,747	—	—	3,932	507
Plasma	Hickory	NC	Dec. 2019	—		494	3,702	—	—	4,196	522
Plasma	Lake Charles	LA	Dec. 2019	—		301	1,730	—	—	2,031	258
Plasma	Mission	TX	Dec. 2019	—		275	1,735	—	—	2,010	249
Plasma	Meridian	MS	Dec. 2019	—		203	2,965	—	—	3,168	422
Plasma	Peoria	IL	Dec. 2019	—		206	2,578	—	—	2,784	348
Whirlpool	Cleveland	TN	Dec. 2019	—		2,230	20,923	—	—	23,153	3,125
Whirlpool	Clyde	OH	Dec. 2019	—		1,641	20,072	—	—	21,713	2,915
Whirlpool	Clyde	OH	Dec. 2019	—		3,559	17,283	—	—	20,842	2,944
Whirlpool	Findlay	OH	Dec. 2019	—		1,344	22,624	—	—	23,968	3,086
Whirlpool	Marion	OH	Dec. 2019	—		1,876	27,850	—	—	29,726	3,844
Whirlpool	Ottawa	OH	Dec. 2019	—		3,155	19,919	—	23,628	46,702	5,103
FedEx	Bathurst	Canada	Dec. 2019	—		35	1,997	—	—	2,032	400
FedEx	Woodstock	Canada	Dec. 2019	—		389	3,494	—	—	3,883	592
NSA Industries	Franklin	NH	Dec. 2019	—		237	7,968	(3)	6,006	14,208	1,734
Viavi	Santa Rosa	CA	Jan. 2020	—		3,209	4,203	—	1,482	8,894	1,093
CSTK	St. Louis	MO	Feb. 2020	—	(17)	3,405	8,155	—	—	11,560	1,386
Metal Technologies	Bloomfield	IN	Feb. 2020	—		167	1,034	—	—	1,201	174
Whirlpool	Fabriano	ITA	Feb. 2020	—		223	5,271	—	—	5,494	647
Whirlpool	Fabriano	ITA	Feb. 2020	—		2,603	15,067	—	—	17,670	2,021
FedEx	Moncton	Canada	Mar. 2020	—		275	2,740	—	—	3,015	422
Klaussner	Asheboro	NC	Mar. 2020	—		4,102	10,420	—	—	14,522	1,433
Klaussner	Candor	NC	Mar. 2020	—		1,705	9,528	(228)	(1,153)	9,852	1,175
Plasma	Danville	VA	May. 2020	—		434	2,209	—	—	2,643	299

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Plasma	Des Moines	IA	May. 2020	—		254	2,827	—	—	3,081	350
Plasma	Youngstown	OH	May. 2020	—		41	4,600	—	—	4,641	543
Plasma	Dayton	OH	May. 2020	—		61	1,796	—	—	1,857	219
Klaussner	Asheboro	NC	Jun. 2020	—		2,438	3,025	—	—	5,463	359
NSA Industries	Franklin	NH	Jun. 2020	—		161	2,857	—	—	3,018	414
Johnson Controls	Manchester	United Kingdom	Sep. 2020	—		—	9,923	—	—	9,923	1,131
Johnson Controls	Manchester	United Kingdom	Sep. 2020	—		—	1,389	—	—	1,389	189
Broadridge Financial Solutions	El Dorado Hills	CA	Nov. 2020	—		5,524	47,050	—	—	52,574	5,366
Broadridge Financial Solutions	Kansas City	MO	Nov. 2020	—		5,731	27,736	—	—	33,467	3,088
Broadridge Financial Solutions	South Windsor	CT	Nov. 2020	—		6,473	32,490	—	—	38,963	3,974
Broadridge Financial Solutions	Falconer	NY	Nov. 2020	—		355	16,492	—	—	16,847	1,794
ZF Active Safety	Findlay	OH	Dec. 2020	—	(17)	1,231	21,410	—	—	22,641	2,374
Johnson Controls	Montigny-Le-Bretonneux	France	Dec. 2020	—		1,014	2,669	—	—	3,683	284
FCA USA	Detroit	MI	Dec. 2020	—	(17)	5,125	95,485	973	564	102,147	10,299
Momentum Manufacturing Group	Amherst	NH	Apr. 2021	—		498	5,233	—	—	5,731	559
Cameron International	Pearsall	TX	Apr. 2021	—		298	6,356	—	—	6,654	765
McLaren	Woking	United Kingdom	Apr. 2021	—		12,629	129,932	—	—	142,561	12,354
McLaren	Woking	United Kingdom	Apr. 2021	—		8,942	52,419	—	—	61,361	5,215
Trafalgar Court	St. Peter Port	Channel Islands	Sep. 2021	—		11,271	53,838	—	81	65,190	4,523
Walmart Inc.	Bentonville	AR	Oct. 2021	—		4,358	33,231	—	—	37,589	3,014
Pilot Point Steel	Hallettsville	TX	Oct. 2021	—		386	3,085	—	—	3,471	406
Pilot Point Steel	Pilot Point	TX	Oct. 2021	—		854	7,184	—	—	8,038	738
Promess Incorporated	Brighton	MI	Dec. 2021	—		299	6,170	—	—	6,469	513
Promess Incorporated	Brighton	MI	Dec. 2021	—		278	1,824	—	—	2,102	170
Promess Incorporated	Brighton	MI	Dec. 2021	—		288	1,758	—	—	2,046	152
Thetford Corporation	Ann Arbor	MI	Dec. 2021	—		1,353	8,197	—	—	9,550	755
Thetford Corporation	Dexter	MI	Dec. 2021	—		3,307	10,248	—	—	13,555	927
Thetford Corporation	Mishawaka	IN	Dec. 2021	—		616	4,659	—	—	5,275	425
PFB America Corporation	Blissfield	MI	Dec. 2021	—		219	2,121	—	—	2,340	206
PFB America Corporation	Blissfield	MI	Dec. 2021	—		118	651	—	—	769	60
PFB America Corporation	Lebanon	OH	Dec. 2021	—		398	4,718	—	—	5,116	392
PFB America Corporation	Lester Prairie	MN	Dec. 2021	—		448	5,817	—	—	6,265	491
Plasti-Fab Ltd	Crossfield	Canada	Dec. 2021	—		800	5,154	—	—	5,954	442
Plasti-Fab Ltd	Crossfield	Canada	Dec. 2021	—		2,079	4,277	—	—	6,356	393
Plasti-Fab Ltd	Kitchener	Canada	Dec. 2021	—		2,885	6,687	—	—	9,572	532
Plasti-Fab Ltd	Winnipeg	Canada	Dec. 2021	—		959	315	—	—	1,274	33

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Thetford Corporation	Etten-Leur	Netherlands	Dec. 2021	—		3,617	14,688	—	—	18,305	1,264
Executive Mailing Service	Palos Hills	IL	Apr. 2022	—		2,061	9,339	(566)	(2,992)	7,842	44
Caledonia House	Glasgow	United Kingdom	May. 2022	—		1,507	11,261	—	—	12,768	797
Momentum Manufacturing Group	Georgetown	MA	Jun. 2022	—		610	5,349	—	—	5,959	358
Wallgreens Boots Alliance Inc.	Coventry	United Kingdom	Jan. 2023	—		—	3,340	—	—	3,340	160
Wallgreens Boots Alliance Inc.	Stortford	United Kingdom	Jan. 2023	—		468	1,680	—	—	2,148	80
Wallgreens Boots Alliance Inc.	`	United Kingdom	Jan. 2023	—		816	2,793	—	—	3,609	134
Wallgreens Boots Alliance Inc.	Southhampton	United Kingdom	Jan. 2023	—		1,663	3,709	—	—	5,372	179
Wallgreens Boots Alliance Inc.	Poole	United Kingdom	Jan. 2023	—		—	4,435	—	—	4,435	213
Wallgreens Boots Alliance Inc.	Taunton	United Kingdom	Jan. 2023	—		499	3,355	—	—	3,854	162
Wallgreens Boots Alliance Inc.	Glouchester	United Kingdom	Jan. 2023	—		363	5,344	—	—	5,707	258
Wallgreens Boots Alliance Inc.	Tunbrdige Wells	United Kingdom	Jan. 2023	—		1,027	5,926	—	—	6,953	284
Dollar General I	Mission	TX	Sep. 2023		(13)	250	654	—	—	904	26
Dollar General I	Sullivan	MO	Sep. 2023		(13)	260	663	—	—	923	26
Walgreens I	Pine Bluff	AR	Sep. 2023		(12)	840	2,014	—	—	2,854	79
Dollar General II	Bogalusa	LA	Sep. 2023		(13)	280	688	—	—	968	27
Dollar General II	Donaldsonville	LA	Sep. 2023		(13)	260	614	—	—	874	24
AutoZone I	Cut Off	LA	Sep. 2023		(13)	330	858	—	—	1,188	34
Dollar General III	Athens	MI	Sep. 2023		(13)	250	654	—	—	904	26
Dollar General III	Fowler	MI	Sep. 2023		(13)	260	651	—	—	911	26
Dollar General III	Hudson	MI	Sep. 2023		(13)	270	671	—	—	941	26
Dollar General III	Muskegon	MI	Sep. 2023		(13)	290	620	—	—	910	25
Dollar General III	Reese	MI	Sep. 2023		(13)	260	650	—	—	910	26
BSFS I	Fort Myers	FL	Sep. 2023		(13)	800	2,255	—	—	3,055	87
Dollar General IV	Bainbridge	GA	Sep. 2023		(13)	250	559	—	—	809	22
Dollar General IV	Vanleer	TN	Sep. 2023		(13)	230	552	—	—	782	22
Tractor Supply I	Vernon	CT	Sep. 2023		(13)	950	3,016	—	—	3,966	117
Dollar General V	Meraux	LA	Sep. 2023		(13)	520	1,326	—	—	1,846	52
Mattress Firm I	Tallahassee	FL	Sep. 2023			510	1,355	—	—	1,865	53
Lowe's I	Fayetteville	NC	Sep. 2023		(13)	—	10,178	—	—	10,178	383
Lowe's I	Macon	GA	Sep. 2023		(13)	—	12,230	—	—	12,230	459
Lowe's I	New Bern	NC	Sep. 2023		(13)	3,050	6,794	—	—	9,844	275
Lowe's I	Rocky Mount	NC	Sep. 2023		(13)	3,260	7,390	—	—	10,650	297
O'Reilly Auto Parts I	Manitowoc	WI	Sep. 2023		(13)	220	631	—	—	851	26
Food Lion I	Charlotte	NC	Sep. 2023		(13)	1,660	5,890	—	—	7,550	229
Lowe's I	Aiken	SC	Sep. 2023		(13)	—	6,963	—	—	6,963	272
Dollar General VII	Gasburg	VA	Sep. 2023		(13)	270	717	—	—	987	28

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General VI	Natalbany	LA	Sep. 2023		(13)	320	844	—	—	1,164	33
Walgreens II	Tucker	GA	Sep. 2023		(13)	—	3,963	—	—	3,963	147
Family Dollar III	Challis	ID	Sep. 2023		(13)	280	663	—	—	943	26
Chili's I	Lake Jackson	TX	Sep. 2023		(13)	600	1,586	—	—	2,186	62
Chili's I	Victoria	TX	Sep. 2023		(13)	680	1,703	—	—	2,383	67
CVS I	Anniston	AL	Sep. 2023		(13)	580	1,621	—	—	2,201	63
Tire Kingdom I	Lake Wales	FL	Sep. 2023		(13)	510	1,417	—	—	1,927	55
AutoZone II	Temple	GA	Sep. 2023		(13)	370	814	—	—	1,184	33
Dollar General VIII	Stanleytown	VA	Sep. 2023		(13)	300	833	—	—	1,133	33
Fresenius I	Montevallo	AL	Sep. 2023		(13)	580	1,425	—	—	2,005	56
Dollar General IX	Mabelvale	AR	Sep. 2023		(13)	200	519	—	—	719	20
Advance Auto I	Angola	IN	Sep. 2023		(13)	170	370	—	—	540	15
Arby's I	Hernando	MS	Sep. 2023		(13)	600	1,485	—	—	2,085	58
CVS II	Holyoke	MA	Sep. 2023		(13)	—	5,188	—	—	5,188	191
Walgreens III	Lansing	MI	Sep. 2023		(13)	1,070	2,917	—	—	3,987	114
Walgreens IV	Beaumont	TX	Sep. 2023		(13)	620	1,618	—	—	2,238	63
Dollar General X	Greenwell Springs	LA	Sep. 2023		(13)	250	793	—	—	1,043	31
Home Depot I	Birmingham	AL	Sep. 2023		(13)	9,800	27,391	—	—	37,191	1,158
Home Depot I	Valdosta	GA	Sep. 2023		(13)	9,250	24,191	—	—	33,441	1,030
New Breed Logistics I	Hanahan	SC	Sep. 2023		(13)	5,560	10,822	—	—	16,382	493
Truist Bank I	Atlanta	GA	Sep. 2023		(13)	420	1,128	—	—	1,548	44
Truist Bank I	Fort Pierce	FL	Sep. 2023		(13)	540	1,370	—	—	1,910	54
Truist Bank I	Nashville	TN	Sep. 2023		(13)	210	543	—	—	753	21
Truist Bank I	New Market	VA	Sep. 2023		(13)	320	830	—	—	1,150	33
Truist Bank I	New Smyrna Beach	FL	Sep. 2023		(13)	890	2,324	—	—	3,214	91
Truist Bank I	Oak Ridge	TN	Sep. 2023		(13)	430	1,172	—	—	1,602	46
Truist Bank I	Orlando	FL	Sep. 2023		(13)	590	1,603	—	—	2,193	63
Truist Bank I	Orlando	FL	Sep. 2023		(13)	890	2,324	—	—	3,214	91
Truist Bank I	Savannah	TN	Sep. 2023		(13)	380	1,033	—	—	1,413	40
Truist Bank I	Summerfield	NC	Sep. 2023		(13)	190	540	—	—	730	21
Truist Bank I	Thomson	GA	Sep. 2023		(13)	360	953	—	—	1,313	37
Truist Bank I	Vinton	VA	Sep. 2023		(13)	120	324	—	—	444	13
Truist Bank I	Washington	DC	Sep. 2023		(13)	730	1,902	—	—	2,632	74
Truist Bank I	Waycross	GA	Sep. 2023		(13)	420	1,126	—	—	1,546	44
Truist Bank I	Waynesville	NC	Sep. 2023		(13)	260	702	—	—	962	27
Circle K I	Aledo	IL	Sep. 2023		(13)	450	1,475	—	—	1,925	57

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Circle K I	Bedford	OH	Sep. 2023		(13)	310	950	—	—	1,260	37
Circle K I	Bloomington	IL	Sep. 2023		(13)	210	682	—	—	892	26
Circle K I	Bloomington	IL	Sep. 2023		(13)	190	627	—	—	817	24
Circle K I	Burlington	IA	Sep. 2023		(13)	160	517	—	—	677	20
Circle K I	Champaign	IL	Sep. 2023		(13)	195	635	—	—	830	25
Circle K I	Clinton	IA	Sep. 2023		(13)	240	765	—	—	1,005	30
Circle K I	Galesburg	IL	Sep. 2023		(13)	250	826	—	—	1,076	32
Circle K I	Jacksonville	IL	Sep. 2023		(13)	170	545	—	—	715	21
Circle K I	Jacksonville	IL	Sep. 2023		(13)	130	410	—	—	540	16
Circle K I	Lafayette	IN	Sep. 2023		(13)	250	784	—	—	1,034	30
Circle K I	Mattoon	IL	Sep. 2023		(13)	370	1,202	—	—	1,572	46
Circle K I	Morton	IL	Sep. 2023		(13)	180	611	—	—	791	24
Circle K I	Muscatine	IA	Sep. 2023		(13)	230	755	—	—	985	29
Circle K I	Paris	IL	Sep. 2023		(13)	260	845	—	—	1,105	33
Circle K I	Staunton	IL	Sep. 2023		(13)	510	1,593	—	—	2,103	62
Circle K I	Streetsboro	OH	Sep. 2023		(13)	240	730	—	—	970	28
Circle K I	Vandalia	IL	Sep. 2023		(13)	330	1,031	—	—	1,361	40
Circle K I	Virden	IL	Sep. 2023		(13)	340	1,024	—	—	1,364	40
Walgreens VI	Gillette	WY	Sep. 2023		(13)	920	2,336	—	—	3,256	91
Walgreens V	Oklahoma City	OK	Sep. 2023		(13)	1,120	3,162	—	—	4,282	123
1st Constitution Bancorp I	Hightstown	NJ	Sep. 2023		(13)	430	1,131	—	—	1,561	44
FedEx Ground I	Watertown	SD	Sep. 2023		(13)	780	1,755	—	—	2,535	76
Krystal I	Chattanooga	TN	Sep. 2023		(12)	280	689	—	—	969	27
Krystal I	Cleveland	TN	Sep. 2023		(12)	380	1,084	—	—	1,464	42
Krystal I	Columbus	GA	Sep. 2023		(12)	400	1,009	—	—	1,409	40
Krystal I	Ft. Oglethorpe	GA	Sep. 2023		(12)	250	711	—	—	961	28
Krystal I	Jacksonville	FL	Sep. 2023		(12)	360	898	—	—	1,258	35
O'Charley's I	Corydon	IN	Sep. 2023		(13)	384	1,016	—	—	1,400	8
Walgreens VII	Alton	IL	Sep. 2023		(13)	1,150	2,980	—	—	4,130	116
Walgreens VII	Florissant	MO	Sep. 2023		(13)	460	1,239	—	—	1,699	48
Walgreens VII	Florissant	MO	Sep. 2023		(13)	470	1,255	—	—	1,725	49
Walgreens VII	Mahomet	IL	Sep. 2023		(13)	1,130	2,797	—	—	3,927	110
Walgreens VII	Monroe	MI	Sep. 2023		(13)	900	2,532	—	—	3,432	98
Walgreens VII	Springfield	IL	Sep. 2023		(13)	1,080	2,846	—	—	3,926	111
Walgreens VII	St Louis	MO	Sep. 2023		(13)	750	1,960	—	—	2,710	76
Walgreens VII	Washington	IL	Sep. 2023		(13)	930	2,514	—	—	3,444	98

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Tractor Supply II	Houghton	MI	Sep. 2023		(13)	400	1,061	—	—	1,461	42
National Tire & Battery II	Mundelein	IL	Sep. 2023			—	3,549	—	—	3,549	131
Tractor Supply III	Harlan	KY	Sep. 2023		(13)	680	2,080	—	—	2,760	81
Mattress Firm II	Knoxville	TN	Sep. 2023		(13)	300	767	—	—	1,067	30
Dollar General XI	Greenville	MS	Sep. 2023		(13)	240	652	—	—	892	26
Talecris Plasma Resources I	Eagle Pass	TX	Sep. 2023		(13)	810	1,991	—	—	2,801	79
Dollar General XII	Le Center	MN	Sep. 2023		(13)	260	574	—	—	834	23
Advance Auto II	Bunnell	FL	Sep. 2023		(13)	380	956	—	—	1,336	38
Advance Auto II	Washington	GA	Sep. 2023		(13)	250	616	—	—	866	24
Dollar General XIII	Vidor	TX	Sep. 2023		(13)	230	521	—	—	751	21
FedEx Ground II	Leland	MS	Sep. 2023		(13)	1,170	2,660	—	—	3,830	117
Burger King I	Algonquin	IL	Sep. 2023		(13)	490	1,314	—	—	1,804	52
Burger King I	Antioch	IL	Sep. 2023		(13)	380	882	—	—	1,262	35
Burger King I	Austintown	OH	Sep. 2023		(13)	470	943	—	—	1,413	38
Burger King I	Beavercreek	OH	Sep. 2023		(13)	370	752	—	—	1,122	30
Burger King I	Celina	OH	Sep. 2023		(13)	360	890	—	—	1,250	35
Burger King I	Chesterland	OH	Sep. 2023		(13)	310	720	—	—	1,030	28
Burger King I	Columbiana	OH	Sep. 2023		(13)	460	1,015	—	—	1,475	40
Burger King I	Cortland	OH	Sep. 2023		(13)	370	760	—	—	1,130	31
Burger King I	Fairborn	OH	Sep. 2023		(13)	440	1,148	—	—	1,588	45
Burger King I	Girard	OH	Sep. 2023		(13)	530	1,186	—	—	1,716	47
Burger King I	Grayslake	IL	Sep. 2023		(13)	340	797	—	—	1,137	32
Burger King I	Greenville	OH	Sep. 2023		(13)	400	1,001	—	—	1,401	39
Burger King I	Gurnee	IL	Sep. 2023		(13)	570	1,437	—	—	2,007	57
Burger King I	Madison	OH	Sep. 2023			95	—	—	—	95	—
Burger King I	McHenry	IL	Sep. 2023		(13)	330	870	—	—	1,200	34
Burger King I	Mentor	OH	Sep. 2023		(13)	310	684	—	—	994	27
Burger King I	Niles	OH	Sep. 2023		(13)	480	1,061	—	—	1,541	42
Burger King I	North Fayette	PA	Sep. 2023		(13)	600	1,306	—	—	1,906	52
Burger King I	North Royalton	OH	Sep. 2023		(13)	440	1,235	—	—	1,675	49
Burger King I	North Versailles	PA	Sep. 2023		(13)	700	1,567	—	—	2,267	62
Burger King I	Poland	OH	Sep. 2023		(13)	340	742	—	—	1,082	29
Burger King I	Ravenna	OH	Sep. 2023		(13)	500	1,084	—	—	1,584	43
Burger King I	Round Lake Beach	IL	Sep. 2023		(13)	730	1,770	—	—	2,500	70
Burger King I	Salem	OH	Sep. 2023		(13)	550	1,247	—	—	1,797	49
Burger King I	Trotwood	OH	Sep. 2023		(13)	330	882	—	—	1,212	35

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Burger King I	Twinsburg	OH	Sep. 2023		(13)	420	911	—	—	1,331	36
Burger King I	Waukegan	IL	Sep. 2023		(13)	380	926	—	—	1,306	37
Burger King I	Youngstown	OH	Sep. 2023		(13)	450	1,215	—	—	1,665	48
Burger King I	Youngstown	OH	Sep. 2023		(13)	570	1,220	—	—	1,790	49
Burger King I	Youngstown	OH	Sep. 2023		(13)	570	1,311	—	—	1,881	52
Burger King I	Youngstown	OH	Sep. 2023		(13)	370	854	—	—	1,224	34
Dollar General XIV	Fort Smith	AR	Sep. 2023		(13)	300	781	—	—	1,081	31
Dollar General XIV	Hot Springs	AR	Sep. 2023		(13)	300	780	—	—	1,080	31
Dollar General XIV	Royal	AR	Sep. 2023		(13)	250	614	—	—	864	24
Dollar General XV	Wilson	NY	Sep. 2023		(13)	290	758	—	—	1,048	30
Mattress Firm I	McDonough	GA	Sep. 2023			390	1,013	—	—	1,403	40
Dollar General XVI	LaFollette	TN	Sep. 2023		(13)	220	571	—	—	791	22
Family Dollar V	Carrollton	MO	Sep. 2023		(13)	260	542	—	—	802	22
Family Dollar VI	Walden	CO	Sep. 2023		(13)	220	590	—	—	810	21
Mattress Firm III	Valdosta	GA	Sep. 2023			420	1,121	—	—	1,541	44
Arby's II	Virginia	MN	Sep. 2023		(13)	320	767	—	—	1,087	30
SAAB Sensis I	Syracuse	NY	Sep. 2023			2,970	6,874	—	—	9,844	296
Citizens Bank I	Doylestown	PA	Sep. 2023		(13)	520	1,332	—	—	1,852	52
Citizens Bank I	Lansdale	PA	Sep. 2023		(13)	420	1,006	—	—	1,426	40
Citizens Bank I	Lima	PA	Sep. 2023		(13)	710	1,791	—	—	2,501	70
Citizens Bank I	Philadelphia	PA	Sep. 2023		(13)	450	1,145	—	—	1,595	45
Citizens Bank I	Philadelphia	PA	Sep. 2023		(13)	660	1,603	—	—	2,263	63
Citizens Bank I	Philadelphia	PA	Sep. 2023		(13)	710	1,955	—	—	2,665	76
Citizens Bank I	Philadelphia	PA	Sep. 2023		(13)	630	1,954	—	—	2,584	75
Citizens Bank I	Richboro	PA	Sep. 2023		(13)	420	1,080	—	—	1,500	42
Citizens Bank I	Wayne	PA	Sep. 2023		(13)	1,030	2,920	—	—	3,950	113
Truist Bank II	Bushnell	FL	Sep. 2023			320	802	—	—	1,122	32
Truist Bank II	Chattanooga	TN	Sep. 2023			300	754	—	—	1,054	30
Truist Bank II	Douglasville	GA	Sep. 2023			400	1,029	—	—	1,429	40
Truist Bank II	Duluth	GA	Sep. 2023		(12)	800	1,930	—	—	2,730	76
Truist Bank II	East Ridge	TN	Sep. 2023			230	626	—	—	856	25
Truist Bank II	Mauldin	SC	Sep. 2023			310	891	—	—	1,201	35
Truist Bank II	Okeechobee	FL	Sep. 2023			460	1,274	—	—	1,734	50
Truist Bank II	Panama City	FL	Sep. 2023			450	1,243	—	—	1,693	49
Mattress Firm IV	Meridian	ID	Sep. 2023			500	1,323	—	—	1,823	52
Dollar General XII	Sunrise Beach	MO	Sep. 2023		(13)	260	646	—	—	906	25

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
FedEx Ground IV	Council Bluffs	IA	Sep. 2023		(13)	1,430	3,378	—	—	4,808	147
Mattress Firm V	Florence	AL	Sep. 2023		(12)	350	937	—	—	1,287	37
Mattress Firm I	Aiken	SC	Sep. 2023			390	1,031	—	—	1,421	40
Aaron's I	Erie	PA	Sep. 2023		(13)	240	570	—	—	810	22
AutoZone III	Caro	MI	Sep. 2023		(13)	280	648	—	—	928	26
Advance Auto III	Taunton	MA	Sep. 2023		(13)	390	991	—	—	1,381	39
Family Dollar VIII	Dexter	NM	Sep. 2023		(13)	300	732	—	—	1,032	29
Family Dollar VIII	Hale Center	TX	Sep. 2023		(13)	260	600	—	—	860	24
Family Dollar VIII	Plains	TX	Sep. 2023		(13)	280	652	—	—	932	26
Dollar General XVII	Tullos	LA	Sep. 2023		(13)	250	682	—	—	932	27
Truist Bank III	Athens	GA	Sep. 2023		(12)	300	784	—	—	1,084	31
Truist Bank III	Avondale	MD	Sep. 2023		(12)	550	1,490	—	—	2,040	58
Truist Bank IV	Chamblee	GA	Sep. 2023		(12)	490	1,276	—	—	1,766	50
Truist Bank III	Chattanooga	TN	Sep. 2023		(12)	400	951	—	—	1,351	37
First Horizon Bank	Collinsville	VA	Sep. 2023			179	509	—	—	688	20
Truist Bank IV	Columbus	GA	Sep. 2023		(12)	570	1,408	—	—	1,978	55
Truist Bank III	Conyers	GA	Sep. 2023		(12)	500	1,324	—	—	1,824	52
Truist Bank IV	Creedmoor	NC	Sep. 2023			100	296	—	—	396	11
Truist Bank III	Daytona Beach	FL	Sep. 2023			520	1,390	—	—	1,910	54
First Horizon Bank	Durham	NC	Sep. 2023		(12)	190	484	—	—	674	19
First Horizon Bank	Durham	NC	Sep. 2023		(12)	340	857	—	—	1,197	34
Truist Bank III	Gainesville	FL	Sep. 2023			400	1,081	—	—	1,481	42
Truist Bank III	Greenville	SC	Sep. 2023		(12)	220	621	—	—	841	24
Truist Bank III	Gulf Breeze	FL	Sep. 2023			430	1,180	—	—	1,610	46
Truist Bank III	Inverness	FL	Sep. 2023			520	1,484	—	—	2,004	58
Truist Bank III	Lithonia	GA	Sep. 2023			280	808	—	—	1,088	32
Truist Bank III	Macon	GA	Sep. 2023			270	676	—	—	946	27
Truist Bank IV	Madison	GA	Sep. 2023			400	1,016	—	—	1,416	40
Truist Bank III	Mebane	NC	Sep. 2023			400	1,164	—	—	1,564	45
Truist Bank III	Melbourne	FL	Sep. 2023			580	1,511	—	—	2,091	59
Truist Bank III	Morristown	TN	Sep. 2023		(12)	150	364	—	—	514	14
Truist Bank III	Mount Dora	FL	Sep. 2023		(12)	570	1,570	—	—	2,140	61
Truist Bank III	Murfreesboro	TN	Sep. 2023		(12)	340	791	—	—	1,131	31
Truist Bank IV	Ocala	FL	Sep. 2023		(12)	620	1,493	—	—	2,113	59
Truist Bank III	Ocala	FL	Sep. 2023		(12)	400	1,006	—	—	1,406	40
First Horizon Bank	Onancock	VA	Sep. 2023		(12)	510	1,274	—	—	1,784	50

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Truist Bank III	Orlando	FL	Sep. 2023			540	1,459	—	—	1,999	57
Truist Bank III	Ormond Beach	FL	Sep. 2023			680	1,706	—	—	2,386	67
Truist Bank III	Ormond Beach	FL	Sep. 2023		(12)	570	1,571	—	—	2,141	61
Truist Bank III	Ormond Beach	FL	Sep. 2023			510	1,322	—	—	1,832	52
First Horizon Bank	Pittsboro	NC	Sep. 2023		(12)	180	423	—	—	603	17
Truist Bank III	Pompano Beach	FL	Sep. 2023			700	1,816	—	—	2,516	71
Truist Bank IV	Prince Frederick	MD	Sep. 2023		(12)	670	1,853	—	—	2,523	72
Truist Bank III	Richmond	VA	Sep. 2023			2,386	4,614	—	—	7,000	217
Truist Bank III	Richmond	VA	Sep. 2023		(12)	160	400	—	—	560	16
Truist Bank III	Roanoke	VA	Sep. 2023		(12)	650	1,789	—	—	2,439	70
Truist Bank III	Savannah	GA	Sep. 2023		(12)	320	799	—	—	1,119	31
Truist Bank III	Signal Mountain	TN	Sep. 2023		(12)	220	579	—	—	799	23
Truist Bank III	Soddy Daisy	TN	Sep. 2023		(12)	240	605	—	—	845	24
Truist Bank IV	Spring Hill	FL	Sep. 2023		(12)	590	1,515	—	—	2,105	59
Truist Bank III	St. Petersburg	FL	Sep. 2023			510	1,322	—	—	1,832	52
Truist Bank III	Stockbridge	GA	Sep. 2023		(12)	390	1,002	—	—	1,392	39
Truist Bank III	Stone Mountain	GA	Sep. 2023		(12)	440	1,151	—	—	1,591	45
First Horizon Bank	Stuart	VA	Sep. 2023		(12)	430	1,209	—	—	1,639	47
Truist Bank III	Sylvester	GA	Sep. 2023			270	620	—	—	890	25
Truist Bank III	Union City	GA	Sep. 2023		(12)	220	575	—	—	795	23
First Horizon Bank	Winston-Salem	NC	Sep. 2023			250	693	—	—	943	27
First Horizon Bank	Yadkinville	NC	Sep. 2023		(12)	400	1,007	—	—	1,407	40
Dollar General XVIII	Deville	LA	Sep. 2023		(13)	250	645	—	—	895	25
Mattress Firm I	Holland	MI	Sep. 2023			400	1,035	—	—	1,435	40
Dollar General XVII	Hornbeck	LA	Sep. 2023		(13)	260	672	—	—	932	26
Family Dollar IX	Fannettsburg	PA	Sep. 2023		(13)	310	1,148	—	58	1,516	45
Mattress Firm I	Saginaw	MI	Sep. 2023			370	1,004	—	—	1,374	39
Bi-Lo I	Greenville	SC	Sep. 2023		(12)	810	2,082	—	—	2,892	84
Stop & Shop I	Cumberland	RI	Sep. 2023		(13)	3,900	13,402	—	—	17,302	517
Stop & Shop I	Sicklerville	NJ	Sep. 2023		(13)	3,010	9,891	—	—	12,901	382
Stop & Shop I	Southington	CT	Sep. 2023		(13)	3,550	12,896	—	—	16,446	496
Dollar General XVII	Forest Hill	LA	Sep. 2023		(13)	240	616	—	—	856	24
Dollar General XIX	Chelsea	OK	Sep. 2023		(13)	310	812	—	—	1,122	32
Dollar General XX	Brookhaven	MS	Sep. 2023		(13)	230	582	—	—	812	23
Dollar General XX	Columbus	MS	Sep. 2023		(13)	300	605	—	—	905	24
Dollar General XX	Forest	MS	Sep. 2023		(13)	250	685	—	—	935	27

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General XX	Rolling Fork	MS	Sep. 2023		(13)	310	856	—	—	1,166	33
Dollar General XX	West Point	MS	Sep. 2023		(13)	260	611	—	—	871	24
Dollar General XXI	Huntington	WV	Sep. 2023		(13)	360	921	—	—	1,281	36
Dollar General XXII	Warren	IN	Sep. 2023		(13)	310	737	—	—	1,047	29
FedEx Ground V	Sioux City	IA	Sep. 2023		(13)	1,460	3,873	—	—	5,333	164
FedEx Ground VII	Eagle River	WI	Sep. 2023		(13)	1,660	4,277	—	—	5,937	181
FedEx Ground VI	Grand Forks	ND	Sep. 2023		(13)	2,340	6,146	—	—	8,486	261
FedEx Ground VIII	Mosinee	WI	Sep. 2023		(13)	2,230	5,942	—	—	8,172	251
Anderson Station	Anderson	SC	Sep. 2023		(14)	3,080	10,847	—	6	13,933	473
Riverbend Marketplace	Asheville	NC	Sep. 2023		(14)	4,672	10,339	—	—	15,011	458
Northlake Commons	Charlotte	NC	Sep. 2023			8,744	15,870	—	—	24,614	667
Shops at Rivergate South	Charlotte	NC	Sep. 2023		(14)	6,889	18,120	—	—	25,009	726
Cross Pointe Centre	Fayetteville	NC	Sep. 2023		(14)	6,578	12,377	—	461	19,416	493
Parkside Shopping Center	Frankfort	KY	Sep. 2023			5,640	10,427	—	—	16,067	531
Patton Creek	Hoover	AL	Sep. 2023			18,964	40,775	—	—	59,739	1,786
Southway Shopping Center	Houston	TX	Sep. 2023		(16)	6,262	7,417	—	—	13,679	358
Northpark Center	Huber Heights	OH	Sep. 2023		(14)	10,952	15,460	—	—	26,412	693
Tiffany Springs MarketCenter	Kansas City	MO	Sep. 2023			5,967	28,936	—	—	34,903	1,269
North Lakeland Plaza	Lakeland	FL	Sep. 2023		(14)	3,904	8,113	—	2	12,019	330
Best on the Boulevard	Las Vegas	NV	Sep. 2023		(14)	6,548	16,387	—	—	22,935	674
Montecito Crossing	Las Vegas	NV	Sep. 2023		(14)	4,941	21,357	—	—	26,298	958
Pine Ridge Plaza	Lawrence	KS	Sep. 2023			5,311	12,762	—	—	18,073	615
Jefferson Commons	Louisville	KY	Sep. 2023		(14)	6,129	17,998	—	—	24,127	783
Towne Centre Plaza	Mesquite	TX	Sep. 2023			2,935	4,999	—	—	7,934	220
Township Marketplace	Monaca	PA	Sep. 2023			5,183	24,697	—	49	29,929	1,066
Northwoods Marketplace	North Charleston	SC	Sep. 2023		(16)	7,341	11,862	—	—	19,203	571
Centennial Plaza	Oklahoma City	OK	Sep. 2023		(14)	4,741	12,436	—	—	17,177	543
Village at Quail Springs	Oklahoma City	OK	Sep. 2023		(16)	3,738	4,885	—	—	8,623	220
Colonial Landing	Orlando	FL	Sep. 2023			—	22,734	—	—	22,734	928
The Centrum	Pineville	NC	Sep. 2023		(16)	7,995	17,984	—	—	25,979	857
Liberty Crossing	Rowlett	TX	Sep. 2023		(16)	3,334	9,575	—	—	12,909	413
San Pedro Crossing	San Antonio	TX	Sep. 2023		(14)	9,030	25,428	—	—	34,458	924
Prairie Towne Center	Schaumburg	IL	Sep. 2023			4,162	10,318	—	—	14,480	454
Shops at Shelby Crossing	Sebring	FL	Sep. 2023			4,694	20,596	—	—	25,290	923
Bison Hollow	Traverse City	MI	Sep. 2023			1,964	12,754	—	—	14,718	550
Southroads Shopping Center	Tulsa	OK	Sep. 2023			7,440	61,472	—	(34)	68,878	2,341

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
The Streets of West Chester	West Chester	OH	Sep. 2023			8,686	15,567	—	—	24,253	692
Shoppes of West Melbourne	West Melbourne	FL	Sep. 2023		(14)	5,064	12,092	—	—	17,156	453
Shoppes at Wyomissing	Wyomissing	PA	Sep. 2023			7,427	20,911	—	—	28,338	840
Dollar General XXIII	Dewitt	NY	Sep. 2023		(15)	330	726	—	—	1,056	29
Dollar General XXIII	Farmington	NY	Sep. 2023		(15)	310	863	—	—	1,173	34
Dollar General XXIII	Geddes	NY	Sep. 2023		(15)	290	688	—	—	978	27
Dollar General XXIII	Otego	NY	Sep. 2023		(15)	320	784	—	—	1,104	31
Dollar General XXIII	Parish	NY	Sep. 2023		(15)	320	713	—	—	1,033	28
Dollar General XXIII	Utica	NY	Sep. 2023		(15)	310	741	—	—	1,051	29
Jo-Ann Fabrics I	Freeport	IL	Sep. 2023		(15)	510	1,287	—	—	1,797	50
FedEx Ground IX	Brainerd	MN	Sep. 2023		(15)	1,100	2,581	—	—	3,681	111
Chili's II	McHenry	IL	Sep. 2023		(15)	920	2,317	—	—	3,237	91
Dollar General XXIII	Kingston	NY	Sep. 2023		(15)	330	908	—	—	1,238	36
Sonic Drive In I	Robertsdale	AL	Sep. 2023		(15)	330	851	—	—	1,181	33
Sonic Drive In I	Tuscaloosa	AL	Sep. 2023		(15)	630	1,570	—	—	2,200	62
Bridgestone HOSEpower I	Columbia	SC	Sep. 2023		(15)	600	1,436	—	—	2,036	57
Bridgestone HOSEpower I	Elko	NV	Sep. 2023		(15)	540	1,290	—	—	1,830	51
Dollar General XXIII	Kerhonkson	NY	Sep. 2023		(15)	290	707	—	—	997	28
Bridgestone HOSEpower II	Jacksonville	FL	Sep. 2023		(15)	570	1,268	—	—	1,838	50
FedEx Ground X	Rolla	MO	Sep. 2023		(15)	2,420	5,900	—	—	8,320	254
Chili's III	Machesney Park	IL	Sep. 2023		(15)	1,110	2,853	—	—	3,963	111
FedEx Ground XI	Casper	WY	Sep. 2023		(15)	970	2,231	—	—	3,201	96
Tractor Supply IV	Flandreau	SD	Sep. 2023		(15)	370	1,005	—	—	1,375	40
Tractor Supply IV	Hazen	ND	Sep. 2023		(15)	470	1,399	—	—	1,869	55
Circle K II	Harlingen	TX	Sep. 2023		(12)	210	676	—	—	886	29
Circle K II	Laredo	TX	Sep. 2023		(12)	320	1,038	—	—	1,358	44
Circle K II	Laredo	TX	Sep. 2023		(12)	300	1,000	—	—	1,300	42
Circle K II	Laredo	TX	Sep. 2023		(12)	110	324	—	—	434	14
Circle K II	Rio Grande	TX	Sep. 2023		(12)	280	907	—	—	1,187	38
Circle K II	Weslaco	TX	Sep. 2023		(12)	250	808	—	—	1,058	34
Sonic Drive In II	Biloxi	MS	Sep. 2023		(12)	290	770	—	—	1,060	30
Sonic Drive In II	Collins	MS	Sep. 2023		(12)	360	940	—	—	1,300	37
Sonic Drive In II	Ellisville	MS	Sep. 2023		(12)	390	1,020	—	—	1,410	40
Sonic Drive In II	Gulfport	MS	Sep. 2023		(12)	320	754	—	—	1,074	30
Sonic Drive In II	Gulfport	MS	Sep. 2023		(12)	240	647	—	—	887	25
Sonic Drive In II	Gulfport	MS	Sep. 2023		(12)	280	734	—	—	1,014	29

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Sonic Drive In II	Hattiesburg	MS	Sep. 2023		(12)	330	847	—	—	1,177	33
Sonic Drive In II	Lithia	FL	Sep. 2023		(12)	240	628	—	—	868	25
Sonic Drive In II	Long Beach	MS	Sep. 2023		(12)	310	783	—	—	1,093	31
Sonic Drive In II	Magee	MS	Sep. 2023		(12)	290	788	—	—	1,078	31
Sonic Drive In II	Petal	MS	Sep. 2023		(12)	350	845	—	—	1,195	33
Sonic Drive In II	Plant City	FL	Sep. 2023		(12)	230	586	—	—	816	23
Sonic Drive In II	Purvis	MS	Sep. 2023		(12)	300	760	—	—	1,060	30
Sonic Drive In II	Riverview	FL	Sep. 2023		(12)	220	584	—	—	804	23
Sonic Drive In II	Riverview	FL	Sep. 2023		(12)	330	782	—	—	1,112	31
Sonic Drive In II	Tylertown	MS	Sep. 2023		(12)	420	1,007	—	—	1,427	40
Sonic Drive In II	Wauchula	FL	Sep. 2023		(12)	160	413	—	—	573	16
Sonic Drive In II	Waveland	MS	Sep. 2023		(12)	270	681	—	—	951	27
Sonic Drive In II	Waynesboro	MS	Sep. 2023		(12)	210	526	—	—	736	21
Sonic Drive In II	Woodville	MS	Sep. 2023		(12)	380	1,004	—	—	1,384	39
Bridgestone HOSEpower III	Sulphur	LA	Sep. 2023		(15)	780	1,930	—	—	2,710	76
Sonny's BBQ I	Tallahassee	FL	Sep. 2023		(12)	610	1,719	—	—	2,329	67
Sonny's BBQ I	Tallahassee	FL	Sep. 2023		(12)	690	1,794	—	—	2,484	70
Sonny's BBQ I	Tallahassee	FL	Sep. 2023		(12)	850	2,247	—	—	3,097	88
Mountain Express I	Baldwin	GA	Sep. 2023		(12)	240	784	—	—	1,024	33
Mountain Express I	Buford	GA	Sep. 2023		(12)	310	1,039	—	—	1,349	44
Mountain Express I	Canton	GA	Sep. 2023		(12)	290	908	—	—	1,198	39
Mountain Express I	Chatsworth	GA	Sep. 2023		(12)	280	912	—	—	1,192	38
Mountain Express I	Douglasville	GA	Sep. 2023		(12)	280	889	—	—	1,169	38
Mountain Express I	Jasper	GA	Sep. 2023		(12)	310	1,023	—	—	1,333	43
Mountain Express I	Summerville	GA	Sep. 2023		(12)	210	645	—	—	855	27
Mountain Express I	Trion	GA	Sep. 2023		(12)	230	740	—	—	970	31
Mountain Express I	Woodstock	GA	Sep. 2023		(12)	220	694	—	—	914	29
Kum & Go I	Omaha	NE	Sep. 2023			650	1,640	—	—	2,290	64
DaVita I	Bolivar	TN	Sep. 2023		(12)	190	475	—	—	665	19
DaVita I	Brownviille	TN	Sep. 2023		(12)	340	813	—	—	1,153	32
White Oak I	Casey	IA	Sep. 2023			60	125	—	—	185	—
White Oak I	Hospers	IA	Sep. 2023			76	160	—	—	236	—
White Oak I	Jefferson	IA	Sep. 2023			100	208	—	—	308	—
White Oak I	Muscatine	IA	Sep. 2023			153	320	—	—	473	—
White Oak I	Nevada	IA	Sep. 2023			49	98	—	—	147	—
White Oak I	Nevada	IA	Sep. 2023			117	229	—	—	346	—

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
White Oak I	Omaha	NE	Sep. 2023			106	204	—	—	310	—
White Oak I	Omaha	NE	Sep. 2023			137	269	—	—	406	—
White Oak I	Wapello	IA	Sep. 2023			120	231	—	—	351	—
Mountain Express II	Arley	AL	Sep. 2023		(12)	160	528	—	—	688	22
Mountain Express II	Cullman	AL	Sep. 2023		(12)	260	856	—	—	1,116	36
Mountain Express II	Eva	AL	Sep. 2023		(12)	160	531	—	—	691	22
Mountain Express II	Good Hope	AL	Sep. 2023		(12)	270	927	—	—	1,197	39
Mountain Express II	Huntsville	AL	Sep. 2023		(12)	340	1,087	—	—	1,427	45
Mountain Express II	Huntsville	AL	Sep. 2023		(12)	500	1,624	—	—	2,124	68
Mountain Express II	Huntsville	AL	Sep. 2023		(12)	360	1,118	—	—	1,478	47
Mountain Express II	Oneonta	AL	Sep. 2023		(12)	250	809	—	—	1,059	34
Mountain Express II	Owens Cross	AL	Sep. 2023		(12)	330	999	—	—	1,329	43
Mountain Express II	Pine Campbell	AL	Sep. 2023		(12)	160	529	—	—	689	22
Mountain Express II	Red Bay	AL	Sep. 2023		(12)	220	706	—	—	926	30
Mountain Express II	Red Bay	AL	Sep. 2023		(12)	110	322	—	—	432	14
Mountain Express II	Russellville	AL	Sep. 2023		(12)	160	489	—	—	649	21
Mountain Express II	Vina	AL	Sep. 2023			130	421	—	—	551	18
Dialysis I	Grand Rapids	MI	Sep. 2023		(12)	560	1,342	—	—	1,902	53
Dialysis I	Michigan City	IN	Sep. 2023		(13)	570	1,458	—	—	2,028	57
Dialysis I	Benton Harbor	MI	Sep. 2023		(12)	430	1,160	—	—	1,590	45
Dialysis I	East Knoxville	TN	Sep. 2023		(12)	530	1,419	—	—	1,949	56
Children of America I	New Britian	PA	Sep. 2023			—	—	—	—	—	—
Children of America I	Warminster	PA	Sep. 2023			—	—	—	—	—	—
Burger King II	Pineville	LA	Sep. 2023			500	1,284	—	—	1,784	50
White Oak II	Council Bluffs	IA	Sep. 2023			66	138	—	—	204	—
White Oak II	Council Bluffs	IA	Sep. 2023			66	124	—	—	190	—
White Oak II	Glenwood	IA	Sep. 2023			37	65	—	—	102	—
White Oak II	Missouri Valley	IA	Sep. 2023			39	77	—	—	116	—
White Oak II	Red Oak	IA	Sep. 2023			52	124	—	—	176	—
White Oak II	Sioux Center	IA	Sep. 2023			36	67	—	—	103	—
White Oak II	Sioux City	IA	Sep. 2023			40	73	—	—	113	—
White Oak II	Sioux City	IA	Sep. 2023			47	88	—	—	135	—
White Oak II	Sioux City	IA	Sep. 2023			59	109	—	—	168	—
Taco John's	Chanute	KS	Sep. 2023		(12)	230	635	—	—	865	23
Mountain Express III	Canton	GA	Sep. 2023		(12)	390	1,288	—	—	1,678	54
Mountain Express III	Clinton	SC	Sep. 2023		(12)	280	890	—	—	1,170	38

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Mountain Express III	Cornelia	GA	Sep. 2023		(12)	190	595	—	—	785	25
Mountain Express III	Cumming	GA	Sep. 2023		(12)	260	828	—	—	1,088	35
Mountain Express III	Ellijay	GA	Sep. 2023		(12)	380	1,205	—	—	1,585	51
Mountain Express III	Hogansville	GA	Sep. 2023		(12)	200	646	—	—	846	27
Mountain Express III	Homer	GA	Sep. 2023		(12)	190	641	—	—	831	27
Mountain Express III	McCaysville	GA	Sep. 2023		(12)	180	574	—	—	754	24
Mountain Express III	Nettleton	MS	Sep. 2023		(12)	150	445	—	—	595	19
Mountain Express III	Riverdale	GA	Sep. 2023		(12)	490	1,554	—	—	2,044	65
Mountain Express III	Toccoa	GA	Sep. 2023		(12)	170	532	—	—	702	22
Mountain Express III	Toccoa	GA	Sep. 2023		(12)	190	613	—	—	803	26
Mountain Express III	Woodstock	GA	Sep. 2023		(12)	420	1,377	—	—	1,797	58
Mountain Express III	Woodstock	GA	Sep. 2023		(12)	550	1,823	—	—	2,373	76
Taco John's	Carroll	IA	Sep. 2023		(12)	240	690	—	—	930	25
Taco John's	Cherokee	IA	Sep. 2023		(12)	160	433	—	—	593	15
Taco John's	Independence	MO	Sep. 2023		(12)	370	913	—	—	1,283	34
Taco John's	St. Peter	MN	Sep. 2023		(12)	220	545	—	—	765	21
White Oak III	Bonham	TX	Sep. 2023		(12)	650	1,456	—	—	2,106	59
DaVita II	Houston	TX	Sep. 2023		(12)	600	1,537	—	—	2,137	60
Pizza Hut I	Columbus	OH	Sep. 2023		(12)	340	867	—	—	1,207	34
Pizza Hut I	Columbus	OH	Sep. 2023		(12)	190	456	—	—	646	18
Pizza Hut I	Gastonia	NC	Sep. 2023		(12)	380	932	—	—	1,312	37
Pizza Hut I	Newton	NC	Sep. 2023		(12)	230	598	—	—	828	23
Pizza Hut I	Zaneville	OH	Sep. 2023		(12)	240	605	—	—	845	24
Little Caesars I	Burton	MI	Sep. 2023		(12)	440	1,098	—	—	1,538	43
Little Caesars I	Burton	MI	Sep. 2023		(12)	260	693	—	—	953	27
Little Caesars I	Durand	MI	Sep. 2023		(12)	160	386	—	—	546	15
Little Caesars I	Flint	MI	Sep. 2023		(12)	220	493	—	—	713	19
Little Caesars I	Flint	MI	Sep. 2023		(12)	230	603	—	—	833	24
Little Caesars I	Flint	MI	Sep. 2023		(12)	200	496	—	—	696	19
Little Caesars I	Flint	MI	Sep. 2023		(12)	230	538	—	—	768	21
Little Caesars I	Flint	MI	Sep. 2023		(12)	250	582	—	—	832	23
Little Caesars I	Flint	MI	Sep. 2023		(12)	260	559	—	—	819	22
Little Caesars I	Flint	MI	Sep. 2023		(12)	290	699	—	—	989	27
Little Caesars I	Swartz Creek	MI	Sep. 2023		(12)	210	493	—	—	703	19
Tractor Supply V	Americus	GA	Sep. 2023		(12)	700	2,071	—	—	2,771	81
Tractor Supply V	Cadiz	OH	Sep. 2023		(12)	600	1,863	—	—	2,463	73

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Tractor Supply V	Catalina	AZ	Sep. 2023		(12)	970	2,958	—	—	3,928	115
Tractor Supply V	Sorocco	NM	Sep. 2023		(12)	680	2,098	—	—	2,778	82
Caliber Collision I	Fayetteville	NC	Sep. 2023		(13)	470	1,170	—	—	1,640	46
Caliber Collision I	Lutz	FL	Sep. 2023		(13)	1,390	3,496	—	—	4,886	138
Caliber Collision I	Nolansville	TX	Sep. 2023		(13)	390	993	—	—	1,383	39
Fresenius III	Cumming	GA	Sep. 2023		(12)	320	764	—	—	1,084	30
Fresenius III	Enterprise	AL	Sep. 2023		(12)	760	2,009	—	—	2,769	79
Pizza Hut II	Cherokee	OK	Sep. 2023		(12)	150	389	—	—	539	15
Pizza Hut II	Dillion	MT	Sep. 2023		(12)	230	560	—	—	790	22
Pizza Hut II	Hennessey	OK	Sep. 2023		(12)	200	571	—	—	771	22
Pizza Hut II	Hugoton	KS	Sep. 2023		(12)	270	719	—	—	989	28
Pizza Hut II	Liberal	KS	Sep. 2023		(12)	200	710	—	—	910	27
Pizza Hut II	Meade	KS	Sep. 2023		(12)	200	502	—	—	702	20
Pizza Hut II	Newcastle	WY	Sep. 2023		(12)	190	573	—	—	763	22
Pizza Hut II	Polson	MT	Sep. 2023		(12)	360	799	—	—	1,159	32
Pizza Hut II	Roosevelt	UT	Sep. 2023		(12)	290	812	—	—	1,102	32
Pizza Hut II	Shattuck	OK	Sep. 2023		(12)	160	423	—	—	583	17
Pizza Hut II	Watonga	OK	Sep. 2023		(12)	300	693	—	—	993	27
Mountain Express IV	Cabot	AR	Sep. 2023		(12)	190	547	—	—	737	24
Mountain Express IV	Corning	AR	Sep. 2023		(12)	190	619	—	—	809	26
Mountain Express IV	El Dorado	AR	Sep. 2023		(12)	250	859	—	—	1,109	36
Mountain Express IV	El Dorado	AR	Sep. 2023		(12)	150	475	—	—	625	20
Mountain Express IV	El Dorado	AR	Sep. 2023		(12)	440	1,494	—	—	1,934	63
Mountain Express IV	Fordyce	AR	Sep. 2023		(12)	350	1,127	—	—	1,477	47
Mountain Express IV	Hope	AR	Sep. 2023		(12)	270	873	—	—	1,143	37
Mountain Express IV	Searcy	AR	Sep. 2023		(12)	320	996	—	—	1,316	42
Mountain Express V	Buford	GA	Sep. 2023		(13)	400	1,210	—	—	1,610	51
Mountain Express V	Buford	GA	Sep. 2023		(13)	380	1,190	—	—	1,570	50
Mountain Express V	Canton	GA	Sep. 2023		(13)	370	1,165	—	—	1,535	49
Mountain Express V	Conyers	GA	Sep. 2023		(13)	440	1,389	—	—	1,829	58
Mountain Express V	Dahlonega	GA	Sep. 2023		(13)	290	929	—	—	1,219	39
Mountain Express V	Elberton	GA	Sep. 2023		(13)	350	1,173	—	—	1,523	49
Mountain Express V	Forest Park	GA	Sep. 2023		(13)	380	1,200	—	—	1,580	50
Mountain Express V	Jonesboro	GA	Sep. 2023		(13)	390	1,431	—	—	1,821	59
Mountain Express V	Lithia Springs	GA	Sep. 2023		(13)	360	1,182	—	—	1,542	49
Mountain Express V	Lithia Springs	GA	Sep. 2023		(13)	380	1,255	—	—	1,635	52

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Mountain Express V	Loganville	GA	Sep. 2023		(13)	440	1,350	—	—	1,790	57
Mountain Express V	Macon	GA	Sep. 2023		(13)	250	831	—	—	1,081	34
Mountain Express V	Stockbridge	GA	Sep. 2023		(13)	380	1,193	—	—	1,573	50
Fresenius IV	Alexandria	LA	Sep. 2023		(12)	740	1,837	—	—	2,577	72
Mountain Express V	Forest Park	GA	Sep. 2023		(13)	380	1,267	—	—	1,647	53
Tractor Supply V	New Cordell	OK	Sep. 2023		(12)	580	1,759	—	—	2,339	69
Mountain Express V	Macon	GA	Sep. 2023		(13)	340	1,125	—	—	1,465	47
Mountain Express V	Norcross	GA	Sep. 2023		(13)	620	1,800	—	—	2,420	77
Mountain Express V	Snellville	GA	Sep. 2023		(13)	220	707	—	—	927	29
Mountain Express V	Covington	GA	Sep. 2023		(13)	450	1,392	—	—	1,842	59
IMTAA	Baton Rouge	LA	Sep. 2023		(13)	540	1,071	—	—	1,611	44
IMTAA	Bridge City	TX	Sep. 2023		(13)	620	1,214	—	—	1,834	50
IMTAA	Gonzales	LA	Sep. 2023		(13)	580	1,085	—	—	1,665	45
IMTAA	Gonzales	LA	Sep. 2023		(13)	590	1,075	—	—	1,665	45
IMTAA	Kenner	LA	Sep. 2023		(13)	490	950	—	—	1,440	39
IMTAA	Lake Charles	LA	Sep. 2023		(13)	540	1,037	—	—	1,577	43
IMTAA	Lake Charles	LA	Sep. 2023		(13)	480	964	—	—	1,444	40
IMTAA	Lake Charles	LA	Sep. 2023		(13)	480	969	—	—	1,449	40
IMTAA	Lake Charles	LA	Sep. 2023		(13)	540	1,080	—	—	1,620	45
IMTAA	Orange	TX	Sep. 2023		(13)	610	1,095	—	—	1,705	46
IMTAA	St. Rose	LA	Sep. 2023		(13)	430	889	—	—	1,319	37
Pizza Hut III	Garden City	KS	Sep. 2023		(13)	210	514	—	—	724	20
Pizza Hut III	Missoula	MT	Sep. 2023		(13)	320	729	—	—	1,049	29
Pizza Hut III	Sterling	CO	Sep. 2023		(13)	280	652	—	—	932	26
Fresenius V	Brookhaven	MS	Sep. 2023		(13)	500	1,106	—	—	1,606	44
Fresenius V	Centreville	MS	Sep. 2023		(13)	190	458	—	—	648	18
Fresenius VI	Chicago	IL	Sep. 2023		(13)	430	1,048	—	—	1,478	41
Mountain Express VI	Smackover	AR	Sep. 2023		(13)	400	1,366	—	—	1,766	57
Fresenius VII	Athens	TX	Sep. 2023		(13)	1,320	3,122	—	—	4,442	125
Fresenius VII	Idabel	OK	Sep. 2023		(13)	610	1,734	—	—	2,344	67
Fresenius VII	Tyler	TX	Sep. 2023		(13)	490	1,191	—	—	1,681	48
Caliber Collision II	Pueblo	CO	Sep. 2023		(13)	680	1,747	—	—	2,427	69
Dollar General XXV	Brownsville	KY	Sep. 2023		(13)	270	662	—	—	932	26
Dollar General XXV	Custer	KY	Sep. 2023		(13)	200	522	—	—	722	21
Dollar General XXV	Elkton	KY	Sep. 2023		(13)	260	448	—	—	708	18
Dollar General XXV	Falls of Rough	KY	Sep. 2023		(13)	230	484	—	—	714	19

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General XXV	Sedalia	KY	Sep. 2023		(13)	220	551	—	—	771	22
Dollar General XXIV	Clarksville	IA	Sep. 2023		(13)	290	733	—	—	1,023	29
Dollar General XXIV	Lincoln	MI	Sep. 2023		(13)	310	797	—	—	1,107	31
Dollar General XXIV	Tabor	IA	Sep. 2023		(12)	310	702	—	—	1,012	28
Dollar General XXIV	Assumption	IL	Sep. 2023		(12)	300	721	—	—	1,021	28
Dollar General XXIV	Curtis	MI	Sep. 2023		(13)	300	732	—	—	1,032	29
Dollar General XXIV	Harrisville	MI	Sep. 2023		(12)	340	838	—	—	1,178	33
Dollar General XXIV	Mora	MN	Sep. 2023		(12)	340	826	—	—	1,166	32
Dollar General XXIV	Washburn	IL	Sep. 2023		(12)	290	678	—	—	968	27
DaVita III	El Paso	TX	Sep. 2023		(13)	760	1,816	—	—	2,576	72
Dialysis II	Baltimore	MD	Sep. 2023		(13)	440	962	—	—	1,402	38
Dialysis II	Brunswick	OH	Sep. 2023		(13)	720	1,847	—	—	2,567	72
Dialysis II	Burgaw	NC	Sep. 2023		(13)	350	863	—	—	1,213	34
Dialysis II	Detroit	MI	Sep. 2023		(13)	630	1,580	—	—	2,210	62
Dialysis II	Elizabethtown	NC	Sep. 2023		(13)	540	1,396	—	—	1,936	55
Dialysis II	Goose Creek	SC	Sep. 2023		(13)	510	1,305	—	—	1,815	51
Dialysis II	Greenville	SC	Sep. 2023		(13)	530	1,310	—	—	1,840	52
Dialysis II	Jackson	TN	Sep. 2023		(13)	340	814	—	—	1,154	32
Dialysis II	Kyle	TX	Sep. 2023		(13)	690	1,630	—	—	2,320	65
Dialysis II	Las Vegas	NV	Sep. 2023		(13)	1,230	3,227	—	—	4,457	126
Dialysis II	Lexington	TN	Sep. 2023		(13)	320	795	—	—	1,115	31
Dialysis II	Merrillville	IN	Sep. 2023		(13)	480	1,120	—	—	1,600	44
Dialysis II	New Orleans	LA	Sep. 2023		(13)	490	1,122	—	—	1,612	44
Dialysis II	North Charleston	SC	Sep. 2023		(13)	510	1,323	—	—	1,833	52
Dialysis II	Parma	OH	Sep. 2023		(13)	400	1,013	—	—	1,413	47
Dialysis II	Rocky River	OH	Sep. 2023		(13)	570	1,476	—	—	2,046	58
Dialysis II	Seguin	TX	Sep. 2023		(13)	490	1,273	—	—	1,763	50
Dialysis II	Shallotte	NC	Sep. 2023		(13)	350	870	—	—	1,220	34
Dialysis II	Spartanburg	SC	Sep. 2023		(13)	380	843	—	—	1,223	34
Dialysis II	Albuquerque	NM	Sep. 2023		(13)	730	1,481	—	—	2,211	55
Dialysis II	Anchorage	AK	Sep. 2023		(13)	1,130	2,851	—	—	3,981	112
Dialysis II	Anniston	AL	Sep. 2023		(13)	940	2,172	—	—	3,112	85
Dialysis II	Durham	NC	Sep. 2023		(13)	570	1,517	—	—	2,087	59
Dialysis II	Etters	PA	Sep. 2023		(13)	900	2,237	—	—	3,137	88
Dialysis II	Hopkinsville	KY	Sep. 2023		(13)	740	1,802	—	—	2,542	71
Dialysis II	Mentor	OH	Sep. 2023		(13)	490	1,098	—	—	1,588	44

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Dialysis II	Radcliff	KY	Sep. 2023		(13)	680	1,693	—	—	2,373	67
Dialysis II	River Forest	IL	Sep. 2023		(13)	1,120	2,824	—	—	3,944	111
Dialysis II	Roanoke	VA	Sep. 2023		(13)	610	1,454	—	—	2,064	57
Dialysis II	Salem	VA	Sep. 2023		(13)	570	1,375	—	—	1,945	54
Dialysis II	Sarasota	FL	Sep. 2023		(13)	680	1,646	—	—	2,326	65
Dialysis II	Summerville	SC	Sep. 2023		(13)	550	1,353	—	—	1,903	54
Dialysis II	Anderson	IN	Sep. 2023		(13)	460	1,167	—	—	1,627	46
Dollar General XXIV	Potomac	IL	Sep. 2023		(12)	310	765	—	—	1,075	30
Advance Auto IV	Burlington	WI	Sep. 2023		(13)	320	815	—	—	1,135	32
Advance Auto IV	Greenville	OH	Sep. 2023		(13)	160	395	—	—	555	16
Advance Auto IV	Huntingdon	PA	Sep. 2023		(13)	180	438	—	—	618	17
Advance Auto IV	Marshfield	WI	Sep. 2023		(13)	300	762	—	—	1,062	30
Advance Auto IV	Piqua	OH	Sep. 2023		(13)	180	427	—	—	607	17
Advance Auto IV	Selma	AL	Sep. 2023		(13)	180	389	—	—	569	16
Advance Auto IV	Tomah	WI	Sep. 2023		(13)	270	686	—	—	956	27
Advance Auto IV	Waynesboro	PA	Sep. 2023		(13)	240	551	—	—	791	22
Advance Auto IV	Waynesburg	PA	Sep. 2023		(13)	210	508	—	—	718	20
Advance Auto V	Cedar Grove	WV	Sep. 2023		(13)	200	529	—	—	729	21
Advance Auto V	Danville	WV	Sep. 2023		(13)	190	467	—	—	657	18
Advance Auto V	Greenup	KY	Sep. 2023		(13)	170	487	—	—	657	21
Advance Auto V	Hamlin	WV	Sep. 2023		(13)	190	452	—	—	642	18
Advance Auto V	Milton	WV	Sep. 2023		(13)	190	515	—	—	705	20
Advance Auto V	Moundsville	WV	Sep. 2023		(13)	430	1,114	—	—	1,544	43
Advance Auto V	Point Pleasant	WV	Sep. 2023		(13)	190	512	—	—	702	20
Advance Auto V	Sissonville	WV	Sep. 2023		(13)	270	653	—	—	923	26
Advance Auto V	South Williamson	KY	Sep. 2023		(13)	240	722	—	—	962	31
Advance Auto V	Wellsburg	WV	Sep. 2023		(13)	160	419	—	—	579	16
Advance Auto V	West Charleston	WV	Sep. 2023		(13)	220	569	—	—	789	22
Advance Auto IV	Indianapolis	IN	Sep. 2023		(13)	190	464	—	—	654	18
Advance Auto IV	Menomonie	WI	Sep. 2023		(13)	250	627	—	—	877	25
Advance Auto IV	Montgomery	AL	Sep. 2023		(13)	220	480	—	—	700	19
Advance Auto IV	Springfield	OH	Sep. 2023		(13)	180	427	—	—	607	17
Dollar General XXVI	Brooks	GA	Sep. 2023		(12)	270	692	—	—	962	27
Dollar General XXVI	Daleville	AL	Sep. 2023		(12)	230	534	—	—	764	21
Dollar General XXVI	East Brewton	AL	Sep. 2023		(12)	240	576	—	—	816	23
Dollar General XXVI	LaGrange	GA	Sep. 2023		(12)	270	740	—	—	1,010	29

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General XXVI	LaGrange	GA	Sep. 2023		(12)	320	801	—	—	1,121	31
Dollar General XXVI	Madisonville	TN	Sep. 2023		(12)	310	831	—	—	1,141	32
Dollar General XXVI	Maryville	TN	Sep. 2023		(12)	270	750	—	—	1,020	29
Dollar General XXVI	Mobile	AL	Sep. 2023		(12)	290	691	—	—	981	27
Dollar General XXVI	Newport	TN	Sep. 2023		(12)	270	673	—	—	943	26
Dollar General XXVI	Robertsdale	AL	Sep. 2023		(12)	390	975	—	—	1,365	38
Dollar General XXVI	Valley	AL	Sep. 2023		(12)	260	591	—	—	851	23
Dollar General XXVI	Wetumpka	AL	Sep. 2023		(12)	320	811	—	—	1,131	32
Pizza Hut IV	Harrisburg	IL	Sep. 2023		(12)	130	300	—	—	430	12
Advance Auto IV	Oconomowoc	WI	Sep. 2023		(13)	310	776	—	—	1,086	31
IMTAA	Reserve	LA	Sep. 2023		(13)	740	1,215	—	—	1,955	52
Pizza Hut IV	Sylva	NC	Sep. 2023		(12)	160	380	—	—	540	15
DaVita III	Humble	TX	Sep. 2023			520	1,255	—	—	1,775	50
American Car Center I	Charleston	SC	Sep. 2023		(12)	280	685	—	—	965	27
BJ's	Middleburg Height	OH	Sep. 2023		(12)	2,270	6,428	—	—	8,698	341
Mammoth	Austell	GA	Sep. 2023		(12)	700	1,896	—	—	2,596	74
Mammoth	Dalton	GA	Sep. 2023		(12)	840	2,248	—	—	3,088	88
Mammoth	Mobile	AL	Sep. 2023		(12)	600	1,606	—	—	2,206	63
Mammoth	Murray	KY	Sep. 2023		(12)	1,030	2,753	—	—	3,783	108
Mammoth	Paducah	KY	Sep. 2023		(12)	630	1,663	—	—	2,293	65
Mammoth	Paducah	KY	Sep. 2023		(12)	260	656	—	—	916	26
Mammoth	Springville	UT	Sep. 2023		(12)	1,080	2,748	—	—	3,828	108
Mammoth	Stockbridge	GA	Sep. 2023		(12)	720	1,978	—	—	2,698	77
Mammoth	Suwanee	GA	Sep. 2023		(12)	1,040	2,820	—	—	3,860	110
Mammoth	Spanish Fork	UT	Sep. 2023		(12)	1,650	4,387	—	—	6,037	172
Mammoth	Lawrenceville	GA	Sep. 2023		(12)	890	2,380	—	—	3,270	93
DaVita IV	Flint	MI	Sep. 2023			360	809	—	—	1,169	32
GPM	Niles	MI	Sep. 2023		(12)	220	586	—	—	806	23
GPM	Allendale	MI	Sep. 2023		(12)	530	1,377	—	—	1,907	54
GPM	Alma	MI	Sep. 2023		(12)	270	716	—	—	986	28
GPM	Bay City	MI	Sep. 2023		(12)	270	701	—	—	971	27
GPM	Big Rapids	MI	Sep. 2023		(12)	370	990	—	—	1,360	39
GPM	Big Rapids	MI	Sep. 2023		(12)	280	730	—	—	1,010	29
GPM	Caro	MI	Sep. 2023		(12)	200	450	—	—	650	18
GPM	Chesaning	MI	Sep. 2023		(12)	380	1,039	—	—	1,419	41
GPM	Coopersville	MI	Sep. 2023		(12)	170	310	—	—	480	13

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
GPM	East Lansing	MI	Sep. 2023		(12)	250	678	—	—	928	26
GPM	Escanaba	MI	Sep. 2023		(12)	600	1,625	—	—	2,225	63
GPM	Essexville	MI	Sep. 2023		(12)	80	203	—	—	283	8
GPM	Flint	MI	Sep. 2023		(12)	240	549	—	—	789	22
GPM	Grand Rapids	MI	Sep. 2023		(12)	220	588	—	—	808	23
GPM	Ionia	MI	Sep. 2023		(12)	300	758	—	—	1,058	30
GPM	Lansing	MI	Sep. 2023		(12)	290	747	—	—	1,037	29
GPM	Lansing	MI	Sep. 2023		(12)	190	482	—	—	672	19
GPM	Lowell	MI	Sep. 2023		(12)	390	1,024	—	—	1,414	40
GPM	Muskegon	MI	Sep. 2023		(12)	190	485	—	—	675	19
GPM	Niles	MI	Sep. 2023		(12)	240	589	—	—	829	23
GPM	Plainwell	MI	Sep. 2023		(12)	260	688	—	—	948	27
GPM	Portage	MI	Sep. 2023		(12)	210	473	—	—	683	19
GPM	Saginaw	MI	Sep. 2023		(12)	310	813	—	—	1,123	32
GPM	Sault Ste Marie	MI	Sep. 2023		(12)	190	452	—	—	642	18
GPM	Spring Lake	MI	Sep. 2023		(12)	460	1,193	—	—	1,653	47
GPM	Walker	MI	Sep. 2023		(12)	250	624	—	—	874	25
GPM	West Lafayette	IN	Sep. 2023		(12)	250	672	—	—	922	26
GPM	Whitehall	MI	Sep. 2023		(12)	190	484	—	—	674	19
GPM	Wyoming	MI	Sep. 2023		(12)	290	750	—	—	1,040	29
GPM	Wyoming	MI	Sep. 2023		(12)	160	337	—	—	497	14
IMTAA II	Grand Prairie	TX	Sep. 2023		(12)	850	1,533	—	—	2,383	64
IMTAA II	New Orleans	LA	Sep. 2023		(12)	840	1,518	—	—	2,358	64
IMTAA II	Chickasha	OK	Sep. 2023		(12)	870	1,444	—	—	2,314	61
IMTAA II	Chickasha	OK	Sep. 2023		(12)	830	1,517	—	—	2,347	64
IMTAA II	Gulfport	MS	Sep. 2023		(12)	490	846	—	—	1,336	36
IMTAA II	Gulfport	MS	Sep. 2023		(12)	720	1,352	—	—	2,072	57
Fresenius IX	Newton	MS	Sep. 2023		(12)	750	1,892	—	—	2,642	75
Fresenius IX	Port Gibson	MS	Sep. 2023		(12)	330	780	—	—	1,110	31
IMTAA II	Addis	LA	Sep. 2023		(12)	540	881	—	—	1,421	38
IMTAA II	Picayune	MS	Sep. 2023		(12)	760	1,334	—	—	2,094	56
IMTAA II	Lake Charles	LA	Sep. 2023		(12)	520	983	—	—	1,503	41
IMTAA II	Lake Charles	LA	Sep. 2023		(12)	550	954	—	—	1,504	40
Kamla Kaur	Albion	IL	Sep. 2023		(12)	130	321	—	—	451	13
Kamla Kaur	Central City	IL	Sep. 2023		(12)	750	1,905	—	—	2,655	75
Kamla Kaur	Cisne	IL	Sep. 2023		(12)	340	887	—	—	1,227	35

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Kamla Kaur	Harrisburg	IL	Sep. 2023		(12)	270	669	—	—	939	26
Kamla Kaur	Metropolis	IL	Sep. 2023		(12)	340	829	—	—	1,169	33
Kamla Kaur	Pickneyville	IL	Sep. 2023		(12)	420	1,079	—	—	1,499	42
Kamla Kaur	Salem	IL	Sep. 2023		(12)	80	208	—	—	288	8
Kamla Kaur	Stewardson	IL	Sep. 2023		(12)	130	299	—	—	429	12
Kamla Kaur	Wayne City	IL	Sep. 2023		(12)	330	831	—	—	1,161	33
Kamla Kaur	Xenia	IL	Sep. 2023		(12)	130	303	—	—	433	12
Dialysis III	Andrews	SC	Sep. 2023		(12)	220	547	—	—	767	22
Dialysis III	Batesburg	SC	Sep. 2023		(12)	310	799	—	—	1,109	31
Dialysis III	Florence	SC	Sep. 2023		(12)	640	1,535	—	—	2,175	61
Dialysis III	Florence	SC	Sep. 2023		(12)	780	1,877	—	—	2,657	74
Dialysis III	Fort Lawn	SC	Sep. 2023		(12)	500	1,295	—	—	1,795	51
Dialysis III	Fountain Inn	SC	Sep. 2023		(12)	310	805	—	—	1,115	31
Dialysis III	Johnsonville	SC	Sep. 2023		(12)	270	620	—	—	890	25
Dialysis III	Kingstree	SC	Sep. 2023		(12)	650	1,650	—	—	2,300	65
Dialysis III	Lugoff	SC	Sep. 2023		(12)	310	765	—	—	1,075	30
Dialysis III	Manning	SC	Sep. 2023		(12)	310	762	—	—	1,072	30
Dialysis III	Myrtle Beach	SC	Sep. 2023		(12)	530	1,422	—	—	1,952	56
National Convenience Distributors	Chicopee	MA	Sep. 2023			4,110	8,326	—	—	12,436	368
National Convenience Distributors	Chicopee	MA	Sep. 2023			1,630	3,496	—	—	5,126	155
National Convenience Distributors	Chicopee	MA	Sep. 2023			170	427	—	—	597	18
National Convenience Distributors	Chicopee	MA	Sep. 2023			1,660	3,414	—	—	5,074	153
National Convenience Distributors	Chicopee	MA	Sep. 2023			1,380	3,256	—	—	4,636	142
Advance Auto VI	Columbus	OH	Sep. 2023		(12)	260	699	—	—	959	27
Advance Auto VI	Sandusky	MI	Sep. 2023		(12)	290	743	—	—	1,033	29
Dollar General XXVII	Buffalo	WV	Sep. 2023			230	284	—	—	514	12
Dollar General XXVII	Clendenin	WV	Sep. 2023			160	444	—	—	604	18
Dollar General XXVII	Elizabeth	WV	Sep. 2023		(12)	240	340	—	—	580	14
Dollar General XXVII	Gassaway	WV	Sep. 2023			280	317	—	—	597	13
Dollar General XXVII	Glenville	WV	Sep. 2023		(12)	380	558	—	—	938	23
Dollar General XXVII	Middlebourne	WV	Sep. 2023		(12)	190	249	—	—	439	10
Dollar General XXVII	Mt. Hope	WV	Sep. 2023		(12)	170	419	—	—	589	16
Dollar General XXVII	Parkersburg	WV	Sep. 2023		(12)	410	540	—	—	950	22
Dollar General XXVII	Parkersburg	WV	Sep. 2023		(12)	390	552	—	—	942	23
Dollar General XXVII	Pennsboro	WV	Sep. 2023		(12)	330	507	—	—	837	21
Dollar General XXVII	Point Pleasant	WV	Sep. 2023		(12)	620	794	—	—	1,414	33

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General XXVII	Sophia	WV	Sep. 2023		(12)	340	434	—	—	774	18
Dollar General XXVII	St. Mary's	WV	Sep. 2023		(12)	260	297	—	—	557	13
Dollar General XXVII	Sutton	WV	Sep. 2023			230	253	—	—	483	11
Dollar General XXVII	Vienna	WV	Sep. 2023		(12)	390	673	—	—	1,063	27
Pick N' Save	Franklin	WI	Sep. 2023		(12)	1,810	5,988	—	—	7,798	230
Dollar General XXVII	New Haven	WV	Sep. 2023		(12)	280	354	—	—	634	14
Tidal Wave I	Camden	SC	Sep. 2023		(12)	1,270	2,736	—	—	4,006	108
Tidal Wave I	Columbus	GA	Sep. 2023		(12)	1,030	2,821	—	—	3,851	110
Tidal Wave I	Fayetteville	NC	Sep. 2023		(12)	1,040	2,812	—	—	3,852	110
Tidal Wave I	Guntersville	AL	Sep. 2023		(12)	1,090	2,921	—	—	4,011	114
Tidal Wave I	Hinesville	GA	Sep. 2023		(12)	1,160	2,855	—	—	4,015	112
Tidal Wave I	Macon	GA	Sep. 2023		(12)	1,050	2,804	—	—	3,854	109
Tidal Wave I	Marietta	GA	Sep. 2023		(12)	880	2,975	—	—	3,855	115
Tidal Wave I	Milledgeville	GA	Sep. 2023		(12)	1,130	2,730	—	—	3,860	107
Tidal Wave I	Moultrie	GA	Sep. 2023		(12)	1,090	2,928	—	—	4,018	114
Tidal Wave I	Overland Park	KS	Sep. 2023		(12)	1,150	2,702	—	—	3,852	106
Tidal Wave I	Warner Robins	GA	Sep. 2023		(12)	1,070	2,789	—	—	3,859	109
Imperial Reliance	Coffeyville	KS	Sep. 2023		(12)	315	723	—	—	1,038	29
Imperial Reliance	Coffeyville	KS	Sep. 2023		(12)	270	713	—	—	983	28
Aaron's II	DeRidder	LA	Sep. 2023			240	755	—	—	995	30
Aaron's II	Buffalo	NY	Sep. 2023		(12)	230	515	—	—	745	21
Aaron's II	Buffalo	NY	Sep. 2023		(12)	310	363	—	—	673	15
Aaron's II	East Hartford	CT	Sep. 2023		(12)	240	368	—	—	608	15
Aaron's II	Elmira	NY	Sep. 2023			170	374	—	—	544	15
Aaron's II	Geneva	NY	Sep. 2023			150	355	—	—	505	14
Aaron's II	Lawrence	MA	Sep. 2023		(12)	210	663	—	—	873	26
Aaron's II	Presque Isle	ME	Sep. 2023			230	472	—	—	702	19
Aaron's II	Rutland	VT	Sep. 2023			230	453	—	—	683	19
Aaron's II	Springfield	MA	Sep. 2023		(12)	220	517	—	—	737	21
Aaron's II	Syracuse	NY	Sep. 2023			180	253	—	—	433	10
Aaron's II	Syracuse	NY	Sep. 2023			170	212	—	—	382	9
Aaron's II	Tonawanda	NY	Sep. 2023		(12)	230	329	—	—	559	14
Aaron's II	Waterbury	CT	Sep. 2023		(12)	210	687	—	—	897	27
Tidal Wave I	Mission	KS	Sep. 2023		(12)	1,370	2,905	—	—	4,275	117
Tidal Wave I	Pace	FL	Sep. 2023		(12)	1,540	2,768	—	—	4,308	113
Dollar General XXVII	Matewan	WV	Sep. 2023		(12)	100	227	—	—	327	9

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Aaron's II	Oxford	ME	Sep. 2023			290	378	—	—	668	16
Tidal Wave I	Kansas City	KS	Sep. 2023		(12)	1,310	3,509	—	—	4,819	137
Heritage I	Bellevue	MI	Sep. 2023		(12)	110	211	—	—	321	9
Heritage I	Cleveland	OH	Sep. 2023		(12)	150	347	—	—	497	14
Heritage I	Homer	MI	Sep. 2023		(12)	110	255	—	—	365	10
Heritage I	Louisville	KY	Sep. 2023		(12)	960	2,472	—	—	3,432	97
Heritage I	Marshall	MI	Sep. 2023		(12)	820	2,737	—	—	3,557	107
Fidelity I	Chillocothe	MO	Sep. 2023		(12)	770	1,717	—	—	2,487	68
Fidelity I	Columbus	OH	Sep. 2023		(12)	210	313	—	—	523	13
Fidelity I	Marion	OH	Sep. 2023		(12)	70	143	—	—	213	6
Fidelity I	Savannah	GA	Sep. 2023		(12)	320	420	—	—	740	17
Fidelity I	Savannah	GA	Sep. 2023		(12)	460	1,028	—	—	1,488	41
Fidelity I	Savannah	GA	Sep. 2023		(12)	750	1,046	—	—	1,796	43
BJ's Wholesale Club II	Batavia	NY	Sep. 2023		(12)	1,600	4,344	—	—	5,944	172
McCain Plaza	Little Rock	AR	Sep. 2023			9,357	18,912	—	—	28,269	867
Heritage I	Battle Creek	MI	Sep. 2023		(12)	230	708	—	—	938	28
Plaza San Mateo	Albuquerque	NM	Sep. 2023			1,617	6,894	—	26	8,537	269
Ventura Place	Albuquerque	NM	Sep. 2023		(16)	2,365	6,934	—	—	9,299	267
Fairlane Green	Allen Park	MI	Sep. 2023			1,922	9,487	—	252	11,661	466
Melody Mountain	Ashland	KY	Sep. 2023			907	6,117	—	—	7,024	233
MattressFirm & Kay Jewelers	Ashtabula	OH	Sep. 2023			196	1,354	—	—	1,550	53
Beaver Creek Shopping Center	Beavercreek	OH	Sep. 2023			5,265	19,678	—	—	24,943	738
Shoppes of Gary Farms	Bowling Green	KY	Sep. 2023			1,495	12,016	—	—	13,511	489
Fountain Square	Brookfield	WI	Sep. 2023			4,085	15,323	—	—	19,408	609
Carlisle Crossing	Carlisle	PA	Sep. 2023		(16)	4,919	9,955	—	—	14,874	524
Market at Clifty Crossing	Columbus	IN	Sep. 2023			2,473	14,343	—	149	16,965	545
The Market at Polaris	Columbus	OH	Sep. 2023			2,285	10,234	—	—	12,519	424
Darien Towne Centre	Darien	IL	Sep. 2023			3,236	12,973	—	—	16,209	507
Derby Marketplace	Derby	KS	Sep. 2023		(16)	1,755	5,364	—	—	7,119	226
Mattress Firm & Panera Bread	Elyria	OH	Sep. 2023		(16)	1,336	1,483	—	—	2,819	74
Enid Crossing	Enid	OK	Sep. 2023			457	2,696	—	—	3,153	119
Evergreen Marketplace	Evergreen Park	IL	Sep. 2023		(16)	856	5,158	—	—	6,014	203
Turfway Crossing	Florence	KY	Sep. 2023			2,655	6,993	—	—	9,648	285
FreshThyme & DSW	Fort Wayne	IN	Sep. 2023		(16)	900	3,627	—	—	4,527	140
Crosspoint Shopping Center	Hagerstown	MD	Sep. 2023			5,311	9,812	—	—	15,123	529
Rolling Acres	Lady Lake	FL	Sep. 2023			4,644	19,912	—	—	24,556	854

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
Crossroads Annex	Lafayette	LA	Sep. 2023		(16)	1,153	4,167	—	—	5,320	182
Tellico Village	Loudon	TN	Sep. 2023		(16)	226	4,748	—	—	4,974	196
University Marketplace	Marion	IN	Sep. 2023			1,257	3,559	—	—	4,816	156
Pecanland Plaza	Monroe	LA	Sep. 2023			1,640	12,192	—	—	13,832	496
Mattress Firm & Five Guys	Muskegon	MI	Sep. 2023			254	1,778	—	—	2,032	75
Dick's PetSmart Center	Oshkosh	WI	Sep. 2023			719	4,640	—	—	5,359	181
Owensboro Town Center	Owensboro	KY	Sep. 2023		(16)	2,172	15,704	—	—	17,876	619
Plainfield Marketplace	Plainfield	IL	Sep. 2023			1,748	10,648	—	—	12,396	425
Crossroads Commons	Plover	WI	Sep. 2023			500	2,950	—	—	3,450	117
Triangle Town Place	Raleigh	NC	Sep. 2023			3,735	23,188	—	2	26,925	774
PetSmart & Old Navy	Reynoldsburg	OH	Sep. 2023		(16)	702	3,198	—	—	3,900	134
Summerfield Crossing	Riverview	FL	Sep. 2023			4,807	4,563	—	—	9,370	224
Sutters Creek	Rocky Mount	NC	Sep. 2023		(16)	1,837	1,931	—	—	3,768	87
Shoe Carnival & Buffalo Wild Wings	Salina	KS	Sep. 2023			580	1,564	—	—	2,144	70
Lord Salisbury Center	Salisbury	MD	Sep. 2023		(16)	2,317	7,953	—	—	10,270	332
Wallace Commons II	Salisbury	NC	Sep. 2023			3,074	3,837	—	—	6,911	176
Southwest Plaza	Springfield	IL	Sep. 2023			7,109	12,818	—	—	19,927	679
Shoppes at Stroud	Stroud Township	PA	Sep. 2023			3,021	16,205	—	—	19,226	708
Nordstrom Rack	Tampa	FL	Sep. 2023		(16)	6,683	4,930	—	—	11,613	181
Mattress Firm & Aspen Dental	Vienna	WV	Sep. 2023			503	1,907	—	—	2,410	69
Cottonwood Commons	Albuquerque	NM	Sep. 2023			5,561	19,229	—	74	24,864	793
Target Center	Columbia	SC	Sep. 2023			3,481	5,062	—	—	8,543	208
North Lake Square	Gainesville	GA	Sep. 2023		(16)	2,365	15,597	—	—	17,962	665
Houma Crossing	Houma	LA	Sep. 2023		(16)	3,149	11,407	—	—	14,556	501
Western Crossing	Jacksonville	NC	Sep. 2023			4,353	4,738	—	—	9,091	205
Lafayette Pavilion	Lafayette	IN	Sep. 2023			6,282	34,371	—	—	40,653	1,410
Lawton Marketplace	Lawton	OK	Sep. 2023		(16)	3,394	19,826	—	—	23,220	1,101
Fourth Creek Landing	Statesville	NC	Sep. 2023			1,969	4,278	—	—	6,247	174
The Center at Hobbs Brook	Sturbridge	MA	Sep. 2023			3,213	17,186	—	—	20,399	769
Almeda Crossing	Houston	TX	Sep. 2023			3,819	14,133	—	—	17,952	593
Boston Commons	Springfield	MA	Sep. 2023			959	2,082	—	—	3,041	113
Walgreens	Huntsville	AL	Sep. 2023		(12)	1,280	3,176	—	—	4,456	125
Terrell Mill Village	Marietta	GA	Sep. 2023		(16)	6,591	5,884	—	—	12,475	265
Wallace Commons	Salisbury	NC	Sep. 2023		(16)	2,514	5,535	—	—	8,049	230
Academy Sports	Valdosta	GA	Sep. 2023		(12)	2,650	5,494	—	—	8,144	220

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2024 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2023 (2)(3)	Accumulated Depreciation (4)(5)
The Marquis	Williamsburg	VA	Sep. 2023			2,256	6,472	—	—	8,728	257
Albany Square	Albany	GA	Sep. 2023			1,754	3,206	—	—	4,960	137
Waterford Park South	Clarksville	IN	Sep. 2023		(16)	1,024	6,759	—	—	7,783	301
Coventry Crossing	Coventry	RI	Sep. 2023			1,053	3,126	—	—	4,179	150
Fresh Market Center	Glen Ellyn	IL	Sep. 2023			948	2,535	—	—	3,483	116
Parkway Centre South	Grove City	OH	Sep. 2023		(16)	4,038	15,912	—	—	19,950	679
The Ridge at Turtle Creek	Hattiesburg	MS	Sep. 2023		(16)	1,679	6,702	—	—	8,381	270
Stoneridge Village	Jefferson City	MO	Sep. 2023		(16)	958	7,274	—	—	8,232	406
Harbor Town Center	Manitowoc	WI	Sep. 2023		(16)	1,195	8,687	—	—	9,882	346
Morganton Heights	Morganton	NC	Sep. 2023			3,467	25,854	—	—	29,321	1,114
Tire Kingdom & Starbucks	Mt. Pleasant	SC	Sep. 2023			1,287	2,772	—	—	4,059	107
Walgreens & Key Bank	Newburgh	NY	Sep. 2023			967	5,282	—	—	6,249	209
Bed Bath Beyond Golfsmith	Schaumburg	IL	Sep. 2023			1,172	5,942	—	—	7,114	228
Springfield Commons	Springfield	OH	Sep. 2023			215	1,843	—	—	2,058	64
Walmart Neighborhood Market	Summerville	SC	Sep. 2023		(16)	1,249	2,959	—	—	4,208	159
Imperial Reliance III	Fort Atkinson	WI	Sep. 2023			460	1,036	—	—	1,496	41
Imperial Reliance III	Lake Mills	WI	Sep. 2023			500	1,404	—	—	1,904	55
Imperial Reliance III	Lake Mills	WI	Sep. 2023			680	1,092	—	—	1,772	44
Imperial Reliance III	Madison	WI	Sep. 2023			680	1,498	—	—	2,178	59
Imperial Reliance III	McFarland	WI	Sep. 2023			500	1,340	—	—	1,840	52
Imperial Reliance III	McFarland	WI	Sep. 2023			910	1,239	—	—	2,149	51
Imperial Reliance III	Waterloo	WI	Sep. 2023			530	1,343	—	—	1,873	53
Imperial Reliance III	Deerfield	WI	Sep. 2023			520	1,281	—	—	1,801	50
McGowin Park	Mobile	AL	Sep. 2023			8,742	32,754	—	—	41,496	1,253
Fidelity I	Covington	GA	Sep. 2023			1,040	2,819	—	—	3,859	111
Fidelity II	Beaufort	SC	Sep. 2023		(12)	290	349	—	—	639	15
Fidelity II	Savannah	GA	Sep. 2023		(12)	630	1,061	—	—	1,691	43
Fed Ex	Marion	Il	Oct. 2023			4,784	43,082	—	—	47,866	2,077

Encumbrances				2,253,621
				$2,323,621		$1,173,643	$5,187,041	(1,507)	$110,787	$6,469,964	$731,854

______
(1)These are stated principal amounts at spot rates for those in local currency and excludes $90.4 million of mortgage discounts and $11.5 million of deferred financing costs.
(2)Acquired intangible lease assets allocated to individual properties in the amount of $1.1 billion are not reflected in the table above.

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2024
(dollar amounts in thousands)
(3)The tax basis of aggregate land, buildings and improvements as of December 31, 2024 is $8.1 billion.
(4)The accumulated depreciation column excludes approximately $432.8 million of accumulated amortization associated with acquired intangible lease assets.
(5)Each of the properties has a depreciable life of: 40 years for buildings, 15 years for improvements and five years for fixtures.
(6)These properties collateralize the loan on the Finland properties of $76.9 million as of December 31, 2024.
(7)These properties collateralize the U.S. Multi-Tenant Mortgage Loan I of $162.6 million as of December 31, 2024.
(8)These properties collateralize the U.S. Multi-Tenant Mortgage Loan II of $32.8 million as of December 31, 2024.
(9)These properties collateralize the U.S. Multi-Tenant Mortgage Loan III of $98.5 million as of December 31, 2024.
(10)These properties collateralize the U.S. Multi-Property Loan IV of $90.1 million as of December 31, 2024.
(11)These properties collateralize the U.S. Multi-Property Loan V of $139.8 million as of December 31, 2024.
(12)These properties collateralize the Net Lease Mortgage Notes of $449.3 million as of December 31, 2024.
(13)These properties collateralize the Column Financial Notes of $463.4 million as of December 31, 2024.
(14)These properties collateralize the Mortgage Loan II of $210.0 million as of December 31, 2024.
(15)These properties collateralize the Mortgage Loan III of $33.4 million as of December 31, 2024.
(16)These properties collateralize the CMBS Loan of $260.0 million as of December 31, 2024.
(17)These properties collateralize the CMBS Loan II of $237.0 million as of December 31, 2024.

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part II

December 31, 2024
(dollar amounts in thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
Real estate investments, at cost:
Balance at beginning of year	$7,296,163	$3,797,474	$3,942,985
Additions - Capital Expenditures/Acquisitions	45,961	3,613,000	60,378
Asset dispositions (including write-off of fully depreciated assets)	(706,957)	(97,218)	(65,753)
Transfer to assets held for sale	(16,232)	(3,209)	—
Impairment charge	(108,465)	(66,672)	(20,276)
Currency translation adjustment	(40,506)	52,788	(119,860)
Balance at end of the year	$6,469,964	$7,296,163	$3,797,474

Accumulated depreciation:
Balance at beginning of year	$614,851	$501,971	$431,886
Depreciation expense	176,209	121,313	96,188
Asset dispositions/Impairment Charges (including write-off of fully depreciated assets)	(37,147)	(16,013)	(12,491)
Transfer to assets held for sale	(21)	(21)	—
Currency translation adjustment	(22,038)	7,601	(13,612)
Balance at end of the year	$731,854	$614,851	$501,971