Form 10-Q
period 2025-03-31
Global Net Lease, Inc.
filed 2025-05-08
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 2, 2025, the registrant had 223,208,729 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Real estate investments, at cost (Note 4):
Land	$755,520	$802,317
Buildings, fixtures and improvements	3,972,434	4,120,664
Construction in progress	2,024	3,364
Acquired intangible lease assets	648,368	695,597
Total real estate investments, at cost	5,378,346	5,621,942
Less accumulated depreciation and amortization	(1,016,159)	(999,909)
Total real estate investments, net	4,362,187	4,622,033
Real estate assets held for sale (Note 4)	171,675	17,406
Assets related to discontinued operations (Note 3)	670,483	1,816,131
Cash and cash equivalents	147,047	159,698
Restricted cash	59,144	64,510
Derivative assets, at fair value (Note 9)	327	2,471
Unbilled straight-line rent	92,757	89,804
Operating lease right-of-use asset (Note 11)	67,461	66,163
Prepaid expenses and other assets	51,360	51,504
Multi-tenant disposition receivable, net (Note 3)	108,729	—
Deferred tax assets	4,915	4,866
Goodwill	44,842	51,370
Deferred financing costs, net	8,407	9,808
Total Assets	$5,789,334	$6,955,764

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 5)	$1,774,116	$1,768,608
Revolving credit facility (Note 6)	547,406	1,390,292
Senior notes, net (Note 7)	911,416	906,101
Acquired intangible lease liabilities, net	20,441	24,353
Derivative liabilities, at fair value (Note 9)	2,679	3,719
Accounts payable and accrued expenses	47,789	52,878
Operating lease liability (Note 11)	40,673	40,080
Prepaid rent	14,389	13,571
Deferred tax liability	5,991	5,477
Dividends payable	11,990	11,909
Real estate liabilities held for sale (Note 4)	1,377	—
Liabilities related to discontinued operations (Note 3)	495,515	551,818
Total Liabilities	3,873,782	4,768,806
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity (Note 10):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of March 31, 2025 and December 31, 2024	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 shares issued and outstanding as of March 31, 2025 and December 31, 2024	47	47
7.500% Series D cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 7,933,711 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024	79	79
7.375% Series E cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 4,595,175 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024	46	46
Common Stock, $0.01 par value, 250,000,000 shares authorized, 228,730,355 and 231,051,139 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3,617	3,640
Additional paid-in capital	4,342,134	4,359,264
Accumulated other comprehensive loss	(15,755)	(25,844)
Accumulated deficit	(2,414,684)	(2,150,342)
Total Stockholders’ Equity	1,915,552	2,186,958
Total Liabilities and Stockholders’ Equity	$5,789,334	$6,955,764
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue from tenants	$132,415	$147,880

Expenses:
Property operating	13,953	17,796
Impairment charges	60,315	4,327
Merger, transaction and other costs	1,579	753
General and administrative	16,203	14,663
Equity-based compensation	3,093	1,973
Depreciation and amortization	56,334	57,172
Goodwill impairment	7,134	—
Total expenses	158,611	96,684
Operating (loss) income before (loss) gain on dispositions of real estate investments	(26,196)	51,196
(Loss) gain on dispositions of real estate investments	(1,678)	5,868
Operating income	(27,874)	57,064
Other income (expense):
Interest expense	(53,437)	(64,593)
Loss on extinguishment and modification of debt	(418)	(58)
(Loss) gain on derivative instruments	(3,856)	1,588
Unrealized (losses) gains on undesignated foreign currency advances and other hedge ineffectiveness	(6,351)	1,032
Other income (expense)	48	(40)
Total other expense, net	(64,014)	(62,071)
Net loss before income tax	(91,888)	(5,007)
Income tax expense	(3,280)	(2,358)
Loss from continuing operations	(95,168)	(7,365)
Loss from discontinued operations	(94,211)	(16,386)
Net loss	(189,379)	(23,751)
Preferred stock dividends	(10,936)	(10,936)
Net loss attributable to common stockholders	$(200,315)	$(34,687)

Basic and Diluted Loss Per Share:
Net loss per share from continuing operations	$(0.46)	$(0.08)
Net loss per share from discontinued operations	(0.41)	(0.07)
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.87)	$(0.15)
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic and Diluted	230,263,709	230,319,722
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(189,379)	$(23,751)

Other comprehensive income (loss)
Cumulative translation adjustment	8,278	(974)
Designated derivatives, fair value adjustments	1,811	3,226
Other comprehensive income	10,089	2,252

Comprehensive loss	(179,290)	(21,499)

Preferred Stock dividends	(10,936)	(10,936)

Comprehensive loss attributable to common stockholders	$(190,226)	$(32,435)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2025
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	231,051,139	$3,640	$4,359,264	$(25,844)	$(2,150,342)	$2,186,958
Common stock repurchases, net	—	—	—	—	—	—	—	—	(2,417,442)	(24)	(19,393)	—	—	(19,417)
Dividends declared:
Common Stock, $0.28 per share	—	—	—	—	—	—	—	—	—	—	—	—	(64,027)	(64,027)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)
Series D Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,719)	(3,719)
Series E Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	96,658	1	2,263	—	—	2,264
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(189,379)	(189,379)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	8,278	—	8,278
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	1,811	—	1,811
Balance, March 31, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	228,730,355	$3,617	$4,342,134	$(15,755)	$(2,414,684)	$1,915,552

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2024
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2023	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,885,197	$3,639	$4,350,112	$(14,096)	$(1,702,143)	$2,637,752	$1,397	$2,639,149
Dividends declared:
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	—	—	—	—	(81,923)	(81,923)	—	(81,923)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)	—	(2,018)
Series D preferred stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,719)	(3,719)	—	(3,719)
Series E preferred stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	(33,678)	—	1,520	—	—	1,520	453	1,973
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(4,948)	—	(55)	—	—	(55)	—	(55)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(41)	(41)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(23,751)	(23,751)	—	(23,751)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(974)	—	(974)	—	(974)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	3,226	—	3,226	—	3,226
Balance March 31, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,846,571	$3,639	$4,351,577	$(11,844)	$(1,818,753)	$2,524,859	$1,809	$2,526,668

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(189,379)	$(23,751)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	41,474	44,649
Amortization of intangibles	44,623	47,351
Amortization of deferred financing costs	2,486	2,394
Amortization of discounts on mortgages and senior notes	13,960	15,338
Amortization of below-market lease liabilities	(3,919)	(2,899)
Amortization of above-market lease assets	3,713	4,790
Amortization related to right-of-use assets	366	334
Amortization of lease incentives	478	225
Unbilled straight-line rent	(5,235)	(4,562)
Equity-based compensation	3,093	1,973
Unrealized losses (gains) on foreign currency transactions, derivatives, and other	3,304	(1,259)
Unrealized losses (gains) on undesignated foreign currency advances and other hedge ineffectiveness	6,351	(1,032)
Loss on extinguishment and modification of debt	352	58
Loss (gain) on dispositions of real estate investments	86,865	(5,867)
Lease incentive and commission payments	(1,890)	(371)
Impairment charges	60,315	4,327
Goodwill impairment	7,134	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	6,192	9,344
Accounts payable and accrued expenses	(16,489)	(177)
Prepaid rent	(4,627)	1,321
Net cash provided by operating activities	59,167	92,186
Cash flows from investing activities:
Capital expenditures	(9,756)	(7,976)
Net proceeds from dispositions of real estate investments	910,502	43,134
Net cash provided by investing activities	900,746	35,158
Cash flows from financing activities:
Borrowings under revolving credit facilities	15,000	80,000
Repayments on revolving credit facilities	(890,170)	(52,726)
Proceeds from mortgage notes payable	—	80,512
Principal payments on mortgage notes payable	(6,166)	(122,033)
Common shares repurchased upon vesting of restricted stock	—	(55)
Repurchases of Common Stock, net	(19,417)	—
Payments of financing costs	—	(881)
Dividends paid on Common Stock	(63,942)	(81,733)
Dividends paid on Series A Preferred Stock	(3,081)	(3,081)
Dividends paid on Series B Preferred Stock	(2,018)	(2,018)
Dividends paid on Series D Preferred Stock	(3,719)	(3,718)
Dividends paid on Series E Preferred Stock	(2,118)	(2,118)
Distributions to non-controlling interest holders	—	(41)
Net cash used in financing activities	(975,631)	(107,892)
Net change in cash, cash equivalents and restricted cash	(15,718)	19,452
Effect of exchange rate changes on cash	(2,299)	1,846
Cash, cash equivalents and restricted cash, beginning of period	224,208	162,399
Cash, cash equivalents and restricted cash, end of period	$206,191	$183,697

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents, end of period	$147,047	$131,880
Restricted cash, end of period	59,144	51,817
Cash, cash equivalents and restricted cash, end of period	$206,191	$183,697

Non-Cash Activity:
Loss on extinguishment of debt	$352	$—
Accrued capital expenditures	38	1,857

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the “Company”) is an internally managed real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global diversified portfolio of strategically located commercial real estate properties.
On March 25, 2025, the Company completed the sale of 59 of its multi-tenant retail properties (the “First Closing”) to RCG Venture Holdings, LLC (“RCG”) pursuant to a purchase and sale agreement, entered into on February 25, 2025 (“Multi-Tenant Retail PSA”) to sell 100 multi-tenant retail properties (the “Multi-Tenant Retail Portfolio”) to RCG (the “Multi-Tenant Retail Disposition”) for approximately $1.780 billion. The Multi-Tenant Retail Disposition is expected to close in two additional phases during the second quarter of 2025 (for additional information, see Note 3 — Multi-Tenant Retail Disposition).
As of March 31, 2025, the Company owned 1,045 properties consisting of 51.3 million rentable square feet, which were 95.0% leased, with a weighted-average remaining lease term of 6.3 years. Based on the percentage of annualized rental income on a straight-line basis as of March 31, 2025, approximately 76% of the Company’s properties were located in the U.S. and Canada and approximately 24% were located in Europe. In addition, as of March 31, 2025, the Company’s portfolio was comprised of 40% Industrial & Distribution properties, 25% Retail (formerly known as “Single-Tenant Retail”) properties, 22% Office properties and 13% related to the remaining 41 properties in the Multi-Tenant Retail Portfolio that are expected to be sold in the second quarter of 2025 and are currently reported as part of discontinued operations (see Note 3 — Multi-Tenant Retail Disposition). The percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of March 31, 2025. The straight-line rent includes amounts for tenant concessions.
Substantially all of our business is conducted through Global Net Lease Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and The Necessity Retail REIT Operating Partnership, L.P., a Delaware limited partnership (“RTL OP,” and together with the OP, the “OPs”), and each of their wholly-owned subsidiaries.
The Company has its own dedicated workforce, since the third quarter of 2023, which manages the advisory and property management functions of the Company. The Company rents office space for its own dedicated workforce at a property owned by affiliates of AR Global Investments, LLC, the former advisor to the Company (the “Former Advisor”).
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
Note 2 — Basis of Presentation
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results for the entire year or any subsequent interim period.
Entry into the Multi-Tenant Retail PSA to sell the Multi-Tenant Retail Portfolio to RCG (as discussed above) represented a strategic shift in the Company’s business which met the held-for-sale and discontinued operations accounting criteria as of March 31, 2025. Accordingly, the Company began to separately report the results of these properties as discontinued operations in its consolidated statements of operations for the three months ended March 31, 2025 and 2024 and to present the related assets and liabilities separately in its consolidated balance sheets as of March 31, 2025 and December 31, 2024. For additional information on the Multi-Tenant Retail Disposition, see Note 3 — Multi-Tenant Retail Disposition.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2025. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2025 (see “—Recently Issued Accounting Pronouncements” section below).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company, the OPs and their subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OPs.
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
Recently Issued Accounting Pronouncements
Pending Adoption as of March 31, 2025:
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
Note 3 — Multi-Tenant Retail Disposition
On March 25, 2025, the Company completed the First Closing with RCG pursuant to the Multi-Tenant Retail PSA. Approximately $1.067 billion (the “First Closing Contract Sale Price”) of the approximately $1.780 billion contract sale price for the Multi-Tenant Retail Portfolio related to the 59 properties sold in the First Closing. The First Closing Contract Sale Price is subject to various adjustments, some of which pertain to leases that the Company has negotiated, which were not finalized as of the signing of the Multi-Tenant Retail PSA or as of the First Closing. As a result of the First Closing, the Company recorded a loss on sale of approximately $85.2 million which is recorded in loss from discontinued operations in the Company’s consolidated statement of operations for the three months ended March 31, 2025.
The Multi-Tenant Retail Disposition is expected to close in two additional phases during the second quarter of 2025, comprised of: (a) 12 properties secured by a $210.0 million mortgage from Société Générale and UBS AG, and (b) 29 properties secured by a $260.0 million mortgage from Barclays Capital Real Estate Inc., Société Générale, KeyBank and Bank of Montreal. The closing of these remaining 41 properties in the Multi-Tenant Retail Portfolio (the “Properties To Be Sold”) is subject to a number of customary conditions, including, but not limited to, the consent of certain of the Company’s existing lenders (noted above) for RCG to assume the debt secured by the Properties To Be Sold.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Discontinued Operations
As described in more detail in Note 2 — Basis of Presentation, entry into the Multi-Tenant Retail PSA represented a strategic shift in the Company’s business which met the held-for-sale and discontinued operations accounting criteria as of March 31, 2025. In connection with this transaction, the Company recorded a receivable for the expected consideration (the “Multi-Tenant Disposition Receivable”) to be received by the Company from RCG for leases in process at the time of, and specifically related to the properties sold in the First Closing (see the “Multi-Tenant Disposition Receivable, Net” section below for additional information).
The following table presents the assets and liabilities associated with the Multi-Tenant Retail Portfolio. As of December 31, 2024, this includes all assets and liabilities associated with the entire Multi-Tenant Retail Disposition. As of March 31, 2025, this includes the assets and liabilities with respect to the properties to be sold in the second and third closings, which have not yet occurred as of the date of this Quarterly Report on Form 10-Q.

(in thousands)	March 31, 2025	December 31, 2024
ASSETS
Land	$156,578	$369,829
Buildings, fixtures and improvements	415,074	1,172,804
Construction in progress	960	986
Acquired intangible lease assets	132,815	362,370
Total real estate investments, at cost	705,427	1,905,989
Less accumulated depreciation and amortization	(65,667)	(164,720)
Total real estate investments, net	639,760	1,741,269
Unbilled straight line rent	3,971	9,697
Operating lease right-of-use asset	—	8,107
Prepaid expenses and other assets	26,752	57,058
Assets related to discontinued operations	$670,483	$1,816,131

LIABILITIES
Mortgage notes payable, net	$454,354	$453,098
Acquired intangible lease liabilities, net	18,794	52,447
Accounts payable and accrued expenses	12,649	22,857
Operating lease liability	—	8,253
Prepaid rent	9,718	15,163
Liabilities related to discontinued operations	$495,515	$551,818

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
The operating results of the Multi-Tenant Retail Portfolio were as follows:

	Three Months Ended March 31,
(In thousands)	2025 (1)	2024
Revenue from tenants	$56,843	$58,166

Expenses:
Property operating	19,431	20,034
Merger, transaction and other costs	75	8
General and administrative	1,255	1,514
Depreciation and amortization	29,762	34,828
Total expenses	50,523	56,384
Operating income before loss on dispositions of real estate investments	6,320	1,782
Loss on dispositions of real estate investments	(85,187)	—
Operating income of discontinued operations	(78,867)	1,782
Other income (expense):
Interest expense (2)	(17,457)	(18,160)
Gain on extinguishment and modification of debt	66	—
Gain on derivative instruments	2,013	—
Other income	34	22
Total other expense, net	(15,344)	(18,138)
Net loss before income tax	(94,211)	(16,356)
Income tax expense	—	(30)
Loss from discontinued operations	$(94,211)	$(16,386)
__________
(1) Includes a full period of results for the Properties To Be Sold and includes the results of the 59 properties, included in the First Closing through March 25, 2025.
(2) Interest expense is comprised of interest on the Company’s Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) and interest from the two mortgages that will be assumed by the buyer of the Multi-Tenant Retail Portfolio. The Company calculated interest expense consistently in both periods and, for the Revolving Credit Facility, used the amount of the Revolving Credit Facility that would have been required to be paid back upon removal of the Multi-Tenant Retail Portfolio from the borrowing base, multiplied by the weighted-average interest rate of the Revolving Credit Facility.
The cash flows related to the Multi-Tenant Retail Portfolio have not been segregated and are included in the consolidated statements of cash flows. The following table presents certain cash flow information for the Multi-Tenant Retail Portfolio:

	Three Months Ended March 31,
(In thousands)	2025	2024
Depreciation	$9,701	$9,484
Amortization of intangibles	20,061	25,344
Amortization of discounts on mortgages	1,255	1,489
Amortization of below-market lease liabilities	(1,679)	(1,664)
Amortization of above-market lease assets	1,922	2,226
Unbilled straight-line rent	1,951	1,246
Net proceeds from the First Closing of the Multi-Tenant Retail Disposition	886,007	—

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Multi-Tenant Disposition Receivable, Net
At the time of the First Closing, the Company recorded the Multi-Tenant Disposition Receivable. As part of the portfolio sold, there are leases that had not yet commenced at the time of the First Closing. As part of the transaction, the Company agreed to receive proceeds attributed to each of those leases when the respective tenants move into their space.
This receivable balance of $108.7 million as of March 31, 2025 was recorded at fair value and is comprised of a gross receivable of $132.7 million and a net adjustment to fair value of $24.0 million. In calculating the fair value, the Company applied probability weighting, using a range of probabilities from 75% to 98% for the likelihood of the tenants moving to open and operating status and in addition applied a discount rate of 9.50%. This receivable is classified as Level 3 of the fair value hierarchy due to the use of unobservable inputs (see Note 8 — Fair Value of Financial Instruments for additional information) and it represents the full potential amount to be received less the fair value of the embedded derivative ascribed to the potential variability of these commencements. This feature will be marked to market each period with changes in value being recorded through earnings. In the first quarter of 2025, the Company resolved contingencies associated with potential commencements for certain leases. As a result, in the first quarter of 2025, the Company adjusted the fair value of the embedded derivative to account for those resolutions, which represented a change of $2.0 million of income and is presented in the (loss) gain on derivative instruments line item of the consolidated statement of operations.
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
The First Closing of the Multi-tenant Retail Disposition was considered a triggering event, requiring the Company to perform a reassessment of the Multi-Tenant Retail segment’s goodwill as of March 31, 2025 since all of the segment’s properties (with the exception of one) are expected to be sold by the end of the second quarter of 2025 as part of the Multi-tenant Retail Disposition. Based on this assessment, the Company determined that goodwill was impaired and recorded an impairment charge of $7.1 million in the three months ended March 31, 2025, which represents a write off of the entire segment’s goodwill.
Note 4 — Real Estate Investments, Net
Property Acquisitions
The Company did not acquire any properties during the three months ended March 31, 2025 or 2024.
Acquired Intangible Lease Assets and Liabilities
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company recorded $9.0 million of impairment charges on its acquired intangible assets and liabilities during the three months ended March 31, 2025 and did not record any impairment charges on its acquired intangible assets and liabilities during the three months ended March 31, 2024.
Impairment Charges
The Company recorded aggregate impairment charges of approximately $60.3 million during the three months ended March 31, 2025, and recorded impairment charges of approximately $4.3 million during the three months ended March 31, 2024.
•During the three months ended March 31, 2025, the Company determined that 69 of its properties (68 located in the US and one located in the U.K.) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties less selling costs, and as a result, the Company recorded an impairment charge of approximately $60.3 million.
•During the three months ended March 31, 2024, the Company determined that six of its properties located in the U.S. had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties less selling costs, and as a result, the Company recorded an impairment charge of approximately $4.3 million.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Real Estate Assets and Liabilities Held for Sale
When assets and liabilities are identified by management as held for sale, the Company stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets and liabilities classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets and liabilities.
As of March 31, 2025, the Company evaluated its real estate assets and liabilities for held for sale classification and determined that 109 properties qualified for held for sale treatment, not including those properties in the Multi-Tenant Portfolio. Because these assets and liabilities are considered held for sale, the operating results remain classified within continuing operations for all periods presented.
The following table details the major classes of the real estate assets and liabilities associated with the property that the Company determined to be classified as held for sale (excluding those properties in the Multi-Tenant Portfolio) as of March 31, 2025 and December 31, 2024.

(In thousands)	March 31, 2025	December 31, 2024
Land	$33,940	$4,574
Buildings, fixtures and improvements	124,559	11,658
Acquired intangible lease assets	11,857	1,627
Above-market leases	4,102	—
Real estate assets held for sale, at cost	174,458	17,859
Less: accumulated depreciation and amortization	(2,783)	(453)
Real estate assets held for sale, net	$171,675	$17,406

Below-market leases	$1,443	$—
Less: accumulated amortization	(66)	—
Real estate liabilities held for sale, net	$1,377	$—
Real Estate Dispositions (Not Including the First Closing of the Multi-Tenant Retail Disposition)
During the three months ended March 31, 2025, the Company sold 16 properties (one Industrial and Distribution property, 13 Retail properties and two Office properties), not including the properties sold in the First Closing of the Multi-Tenant Retail Disposition (see Note 3 — Multi-Tenant Retail Disposition for additional information). As a result, the Company recorded a net loss from the sale of properties of $1.7 million (not including the First Closing of the Multi-Tenant Retail Disposition), which is recorded in continuing operations, during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company sold 19 properties, and recorded a net gain of $5.9 million during the three months ended March 31, 2024.
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2025 and December 31, 2024. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of March 31, 2025 and December 31, 2024. No U.S. state had a concentration over 10% as of March 31, 2025 and December 31, 2024.

Country / U.S. State	March 31, 2025	December 31, 2024
United States	75.9%	80.1%
United Kingdom	12.1%	10.4%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 5 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of March 31, 2025 and December 31, 2024 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1) (2)		Effective Interest Rate	Interest Rate
Country	Portfolio		March 31, 2025	December 31, 2024			Maturity	Anticipated Repayment (3)
			(In thousands)	(In thousands)
Finland:	Finland Properties (4)	5	$80,077	$76,866	5.0%	Fixed/Variable	Jan. 2029	Jan. 2029

	Total EUR denominated	5	80,077	76,866

United States:	Penske Logistics	1	70,000	70,000	4.7%	Fixed	Nov. 2028	Nov. 2028
	Multi-Tenant Mortgage Loan I	10	162,580	162,580	4.4%	Fixed	Nov. 2027	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	Fixed	Feb. 2028	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	Fixed	Dec. 2028	Dec. 2028
	Multi-Tenant Mortgage Loan IV	15	90,111	90,111	4.6%	Fixed	May 2029	May 2029
	Multi-Tenant Mortgage Loan V	11	139,771	139,771	3.7%	Fixed	Oct. 2029	Oct. 2029
	2019 Class A-1 Net-Lease Mortgage Notes	68	105,410	105,859	3.8%	Fixed	May 2049	May 2026
	2019 Class A-2 Net-Lease Mortgage Notes	71	118,646	118,798	4.5%	Fixed	May 2049	May 2029
	2021 Class A-1 Net-Lease Mortgage Notes	48	49,248	49,362	2.2%	Fixed	May 2051	May 2028
	2021 Class A-2 Net-Lease Mortgage Notes	48	85,064	85,262	2.8%	Fixed	May 2051	May 2031
	2021 Class A-3 Net-Lease Mortgage Notes	37	34,997	34,997	3.1%	Fixed	May 2051	May 2028
	2021 Class A-4 Net-Lease Mortgage Notes	37	54,995	54,995	3.7%	Fixed	May 2051	May 2031
	Column Financial Mortgage Notes	286	458,117	463,370	3.8%	Fixed	Aug. 2025	Aug. 2025
	Mortgage Loan II (5)	12	210,000	210,000	4.2%	Fixed	Jan. 2028	Jan. 2028
	Mortgage Loan III	22	33,400	33,400	4.1%	Fixed	Jan. 2028	Jan. 2028
	CMBS Loan (5)	29	260,000	260,000	6.5%	Fixed	Sept. 2033	Sept. 2033
	CMBS Loan II	20	237,000	237,000	5.8%	Fixed	Apr. 2029	Apr. 2029
	Total USD denominated	730	2,240,589	2,246,755
	Gross mortgage notes payable	735	2,320,666	2,323,621	4.5%
	Mortgages classified in discontinued operations:
	Mortgage Loan II (5)	(12)	(210,000)	(210,000)
	CMBS Loan (5)	(29)	(260,000)	(260,000)
	Gross mortgage notes payable (continuing operations)	694	1,850,666	1,853,621
	Mortgage discounts		(65,812)	(73,542)
	Deferred financing costs, net of accumulated amortization (6)		(10,738)	(11,471)
	Mortgage notes payable, net	694	$1,774,116	$1,768,608	4.2%

______________
(1)Amounts borrowed in local currency are translated at the spot rate in effect at the applicable reporting date.
(2)The borrowers’ (wholly-owned subsidiaries of the Company) financial statements are included within the Company’s consolidated financial statements, however, the borrowers’ assets and credit are only available to pay the debts of the borrowers and their liabilities constitute obligations of the borrowers.
(3)The Company determines an anticipated repayment date when the terms of a debt obligation provide for earlier repayment than the legal maturity and when the Company expects to repay such debt obligations earlier due to factors such as elevated interest rates or additional principal payment requirements.
(4)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor and reflects the Euribor rate in effect as of March 31, 2025. This loan was extended from its original maturity date of February 2024 to February 2029.
(5)These mortgages are classified within discontinued operations (see Note 3 — Multi-Tenant Retail Disposition for additional information).
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next four calendar years and thereafter as of March 31, 2025:

(In thousands)	Future Principal Payments (1) (2)
2025 Remainder	$458,982
2026	105,614
2027	163,191
2028	319,505
2029	663,313
Thereafter	140,061
Total	$1,850,666
______
(1)Assumes exchange rates of £1.00 to $1.29 for British Pounds Sterling (“GBP”) and €1.00 to $1.08 for Euros (“EUR”) as of March 31, 2025 for illustrative purposes, as applicable.
(2)Does not include (a) a mortgage for 12 properties secured by a $210.0 million mortgage from Société Générale and UBS AG, and (b) a mortgage for 29 properties secured by a $260.0 million mortgage from Barclays Capital Real Estate Inc., Société Générale, KeyBank and Bank of Montreal, maturing on January 2028 and September 2033, respectively. These mortgages are classified as part of discontinued operations related to the Multi-Tenant Retail Disposition.
The total gross carrying value of the Company’s unencumbered assets as of March 31, 2025 was $3.45 billion, and approximately $3.42 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) and therefore is not currently available to serve as collateral for future borrowings.
Mortgage Covenants
As of March 31, 2025, the Company was in compliance with all property-level debt covenants with the exception of four property-level debt instruments. For those four property-level debt instruments, the Company either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under the Company’s Revolving Credit Facility. While the restricted cash cannot not be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on the Company’s liquidity or its ability to operate the impacted assets.
Note 6 — Revolving Credit Facility
The table below details the outstanding balances as of March 31, 2025 and December 31, 2024 under the credit agreement with KeyBank National Association, as agent, and the other lenders party thereto which was originally entered into on July 24, 2017 and has been amended from time to time (the “Credit Agreement”). The Credit Agreement consists solely of the senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”). The aggregate total commitments under the Revolving Credit Facility are $1.95 billion and the sublimits for letters of credit and swing loans are $75.0 million.
On March 28, 2025, the Company amended the Credit Agreement to allow the Company to repurchase shares of its Common Stock not to exceed $300.0 million in the aggregate pursuant to any stock buyback program authorized by the Board (see Note 10 — Stockholders’ Equity for additional information on Common Stock repurchases). This amendment to the Credit Facility also lowered the minimum tangible net worth covenant as a result of the Multi-Tenant Retail Disposition.

	March 31, 2025					December 31, 2024
(In thousands)	TOTAL USD (1)	USD (3)	GBP (4)	EUR (5)	CAD (6)	TOTAL USD (2)	USD	GBP	EUR	CAD
Revolving Credit Facility	$547,406	$64,119	£—	€422,145	$38,000	$1,390,292	$494,119	£344,000	€422,145	$38,000
(1) Assumes exchange rates of £1.00 to $1.29 for GBP, €1.00 to $1.08 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.70 as of March 31, 2025 for illustrative purposes, as applicable.
(2) Assumes exchange rates of £1.00 to $1.25 for GBP , €1.00 to $1.04 for EUR and $1.00 CAD to $0.70 as of December 31, 2024 for illustrative purposes, as applicable.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
(3) The USD portion of the Revolving Credit Facility is 100% variable and, as of March 31, 2025, had a weighted-average effective interest rate of 6.2%.
(4) The GBP portion of the Revolving Credit Facility was paid off with proceeds received at the First Closing of the Multi-Tenant Retail Disposition.
(5) The EUR portion of Revolving Credit Facility is 59.2% fixed via swaps and, as of March 31, 2025, had a weighted-average effective interest rate of 4.2% after giving effect to interest rate swaps in place.
(6) The CAD portion of Revolving Credit Facility is 100% variable and, as of March 31, 2025, had a weighted-average effective interest rate of 5.0%.
Credit Agreement — Terms
The Revolving Credit Facility requires payments of interest only prior to maturity. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the Credit Agreement) or (ii) the applicable Benchmark Rate (as defined in the Credit Agreement) for the currency being borrowed. The applicable interest rate margin is based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there is an additional spread adjustment depending on the length of the interest period. In addition, (i) if the Company achieves an investment grade credit rating from at least two rating agencies, the OP can elect for the spread to be based on the credit rating of the Company, and (ii) the “floor” on the applicable Benchmark is 0%. As of March 31, 2025, the Revolving Credit Facility had a weighted-average effective interest rate of 4.4% after giving effect to interest rate swaps in place.
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
The Revolving Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors. The availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company or its subsidiaries and compliance with various ratios related to those assets. As of March 31, 2025, approximately $352.0 million was available for future borrowings under the Revolving Credit Facility. Any future borrowings may, at the option of the Company, be denominated in USD, EUR, CAD, GBP, Norwegian Krone, Swedish Krona and Swiss Francs provided that the total principal amount of non-USD loans cannot exceed the sum of the total revolving commitments minus $100.0 million. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
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
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Revolving Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on index borrowings. Upon an event of a default, lenders have the right to terminate their obligations under the Revolving Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Agreement contains various customary operating covenants, including covenants restricting, among other things, restricted payments, including dividends (see below) and on share repurchases (subject to certain exceptions as described above), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Agreement also contains financial maintenance covenants with respect to maximum leverage, minimum fixed charge coverage, maximum secured leverage, maximum secured recourse debt, minimum tangible net worth, maximum unencumbered leverage and unencumbered debt service coverage. As of March 31, 2025, the Company was in compliance with all covenants under the Credit Agreement.
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
March 31, 2025
(Unaudited)
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
Note 7 — Senior Notes, Net
The details of the Company’s senior notes are as follows:

(In thousands)	March 31, 2025	December 31, 2024
3.75% Senior Notes
Aggregate principal amount	$500,000	$500,000
Less: Deferred financing costs	(3,758)	(4,100)
3.75% Senior Notes, net	496,242	495,900

4.50% Senior Notes
Aggregate principal amount	500,000	500,000
Less: Discount	(84,826)	(89,799)
4.50% Senior Notes, net	415,174	410,201

Senior Notes, Net	$911,416	$906,101

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.750% per year. Interest on the 3.75% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The 3.75% Senior Notes do not require any principal payments prior to maturity.
As of March 31, 2025, the Company was in compliance with the covenants under the Indenture governing the 3.75% Senior Notes.
4.50% Senior Notes
The Company is a guarantor of the 4.50% Senior Notes (the “4.50% Senior Notes” and the indenture governing such notes, as supplemented from time to time, the “4.50% Senior Notes Indenture”) issued by RTL and the RTL OP (the “4.50% Senior Note Issuers”). The assumption and guarantees made by the Company, the OP and certain of their subsidiaries (such entities, together with the existing subsidiary guarantors of RTL and the RTL OP, the “4.50% Senior Note Guarantors”) were made pursuant to a supplemental indenture governing the 4.50% Senior Notes. The 4.50% Senior Notes were recorded at their estimated fair value in connection with the acquisition of the Necessity Retail REIT, Inc. (“RTL”) (the “REIT Merger”), resulting in the recording of a discount. This discount is being amortized as an increase to interest expense over the remaining term of the 4.50% Senior Notes. The 4.50% Senior Notes, which RTL issued on October 7, 2021, were issued at par, will mature on September 30, 2028 and accrue interest at a rate of 4.50% per year. Interest on the 4.50% Senior Notes is payable semi-annually in arrears on March 30 and September 30 of each year and they do not require any principal payments prior to maturity.
As of March 31, 2025, the Company and the issuers under the Indenture were in compliance with the covenants under the Indenture governing the 4.50% Senior Notes.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. The Company has determined that its derivative valuations, with the exception of the multi-tenant receivable, net, are classified in Level 2 of the fair value hierarchy. See Note 3 — Multi-Tenant Retail Disposition for additional information on the multi-tenant receivable, net.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
The Company recorded impairments for real estate investments during the three months ended March 31, 2025 and 2024 (see Note 4 — Real Estate Investments, Net for additional information on impairment charges recorded by the Company). The impairments were based on the estimated selling prices, less selling costs, of the impaired properties. The carrying value of these impaired real estate investments on the consolidated balance sheet represents their estimated fair value at the time of impairment.
Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2025
Foreign currency forwards, net (GBP & EUR)	$—	$(1,332)	$—	$(1,332)
Interest rate swaps, net (USD & EUR)	$—	$(1,020)	$—	$(1,020)
Multi-tenant disposition receivable	$—	$—	$108,729	$108,729
December 31, 2024
Foreign currency forwards, net (GBP & EUR)	$—	$1,583	$—	$1,583
Interest rate swaps, net (USD,GBP & EUR)	$—	$(2,831)	$—	$(2,831)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2025 and year ended December 31, 2024.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
•The gross carrying value of the Company’s mortgage notes payable as of March 31, 2025 and December 31, 2024 was $2.3 billion and $2.3 billion, respectively. The fair value of the Company’s gross mortgage notes payable as of March 31, 2025 and December 31, 2024 was $2.2 billion and $2.2 billion, respectively, and is based on estimates of market interest rates. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of March 31, 2025 the advances to the Company under the Revolving Credit Facility had a carrying value of $0.5 billion and a fair value of $0.5 billion. As of December 31, 2024, the advances to the Company under the Revolving Credit Facility had a carrying value of $1.4 billion and a fair value of $1.4 billion.
•As of March 31, 2025, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $470.6 million. As of December 31, 2024, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $458.1 million.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
•As of March 31, 2025, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $473.1 million. As of December 31, 2024, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $458.8 million.

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2025 and December 31, 2024:

(In thousands)	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$—	$(1,179)
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	—	(602)
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	100	260
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(1,120)	(1,310)
Total		$(1,020)	$(2,831)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$125	$1,156
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(1,487)	(628)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	102	1,055
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(72)	—
Total		$(1,332)	$1,583
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the three months ended March 31, 2025, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending September 30, 2025, the Company estimates that $0.2 million will be reclassified from other comprehensive income as an increase to interest expense.

In the first quarter of 2025 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur. The accelerated amount was a loss of $3.7 million recorded in unrealized (losses) gains undesignated foreign currency advances and other hedge ineffectiveness in the Company’s consolidated statement of operations for the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2025		December 31, 2024
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	—	$—	3	$250,718
Interest rate “pay-fixed” swaps (EUR)	9	334,593	9	321,178
Interest rate “pay-fixed” swaps (USD)	—	—	9	600,000
Total	9	$334,593	21	$1,171,896
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(In thousands)	2025	2024
Amount of (loss) gain recognized in AOCI from derivatives	$(933)	$6,986
Amount of loss reclassified from AOCI into income as interest expense	$(2,789)	$(3,631)
Total interest expense recorded in the consolidated statements of operations	$53,437	$64,593
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of March 31, 2025 and December 31, 2024 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the three months ended March 31, 2025 and the year ended December 31, 2024, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Revolving Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the three months ended March 31, 2025 and 2024, the Company recorded losses of $2.6 million and $1.0 million, respectively, due to currency changes on the undesignated excess foreign currency advances over the related net investments. These amounts are recorded in unrealized (losses) gains undesignated foreign currency advances and other hedge ineffectiveness in the Company’s consolidated statements of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded a loss on derivative instruments of $3.9 million (includes a $2.0 million gain related to the Multi-Tenant Disposition Receivable - see Note 3 —Multi-Tenant Retail Disposition) for the three months ended March 31, 2025, and a gain of $1.6 million for the three months ended March 31, 2024.
As of March 31, 2025 and December 31, 2024, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	March 31, 2025		December 31, 2024
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	26	$62,738	30	$69,574
Foreign currency forwards (EUR-USD)	17	26,512	19	29,085
Total	43	$89,250	49	$98,659
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2025	$327	(2,679)	—	(2,352)	—	—	$(2,352)
December 31, 2024	$2,471	(3,719)	—	(1,248)	—	—	$(1,248)
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
As of March 31, 2025, the Company did not have any counterparties where the net derivative fair value held by that counterparty was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of March 31, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any agreement

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 10 — Stockholders' Equity
Common Stock
As of March 31, 2025 and December 31, 2024, the Company had 228,730,355 and 231,051,139, respectively, shares of Common Stock issued and outstanding, including Restricted Shares and excluding unvested restricted stock units (“RSUs”) and performance stock units (“PSUs”). Unvested RSUs and PSUs may be settled in shares of Common Stock in the future.
Share Repurchase Program
On February 20, 2025, the Board authorized a share repurchase program for up to an aggregate amount of $300 million of the Company’s outstanding Common Stock (the “Share Repurchase Program”). Under the Share Repurchase Program, which does not have a stated expiration date, the Company may repurchase shares of Common Stock from time to time through open market purchases, including pursuant to Rule 10b5-1 pre-set trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchase transactions entered into with one or more counterparties or otherwise, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time.
During the three months ended March 31, 2025, the Company purchased 2,417,442 shares of Common Stock for $19.4 million.
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
During the three months ended March 31, 2025 and 2024 the Company did not sell any shares of Common Stock through the Common Stock ATM Program.
Preferred Stock
The Company is currently authorized to issue up to 40,000,000 shares of preferred stock.
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of March 31, 2025 and December 31, 2024. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of March 31, 2025 and December 31, 2024. The Company had 4,695,887 shares of Series B Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024.
•The Company has classified and designated 7,933,711 shares of its authorized Preferred Stock as authorized shares of Series D Preferred Stock, as of March 31, 2025. The Company had 7,933,711 shares of Series D Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024.
•The Company has classified and designated 4,595,175 shares of its authorized Preferred Stock as authorized shares of Series E Preferred Stock, as of March 31, 2025. The Company had 4,595,175 shares of Series E Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024.
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
During the three months ended March 31, 2025 and 2024, the Company did not sell any shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Dividends
Common Stock Dividends
In October 2023, the Board approved an annual dividend rate of $1.42 per share, or $0.354 per share on a quarterly basis. The first dividend paid at this rate occurred on October 16, 2023 and, accordingly, during the three months ended March 31, 2024, the Company paid dividends at this rate as well.
In February 2024, the Board approved a dividend policy that reduced the Company’s Common Stock dividend rate to an annual rate of $1.10 per share, or $0.275 per share on a quarterly basis, which became effective with the Common Stock Dividend declared and paid in April 2024 and was still effective through January 2025.
On February 27, 2025, the Company announced that the Board planned to reduce the quarterly dividend per share of Common Stock from $0.275 to $0.190 per share, representing an annual dividend rate of $0.76 per share. The new Common Stock dividend rate became effective with the Common Stock dividend declared in April 2025. The reduction of the dividend rate is expected to yield benefits to the Company, including increasing the amount of cash that may be used to lower leverage. The reduction of the dividend rate is expected to yield benefits to the Company, including increasing the amount of cash that may be used to lower leverage.
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
March 31, 2025
(Unaudited)
Note 11 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2025, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 12 — Equity-Based Compensation
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
Only the Former Advisor and any of its affiliates that were involved in providing services to the Company or any of its subsidiaries were eligible to receive awards under the Advisor Plan. No further participants are expected to be eligible to participate in the Advisor Plan and, accordingly, no further awards are expected to be granted under the Advisor Plan, however awards will continue to be granted under the Individual Plan.
Generally, directors officers, employees, and consultants of the Company are eligible to participate in the Individual Plan. Employees of the Former Advisor or its affiliates who were consultants providing services to the Company were eligible to participate in the Individual Plan.
RSUs
RSUs were historically awarded under the 2021 Equity Plan, and have been and may continue to be awarded under the Individual Plan. RSUs represent a contingent right to receive shares of Common Stock at a future settlement date, subject to satisfaction of applicable vesting conditions or other restrictions and an award agreement evidencing the grant of RSUs. The RSUs provide for vesting on a straight-line basis over a specified period of time for each award. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the RSUs are settled in, or converted into, the shares of Common Stock. The fair value of the RSUs granted is based on the market price of Common Stock as of the grant date. The fair value of the equity awards is expensed over the vesting period.
The following table reflects the activity of RSUs outstanding for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2024	1,248,179	$7.89
Vested	(148,020)	8.00
Granted	831,827	7.36
Forfeitures	(16,498)	8.12
Unvested, March 31, 2025	1,915,488	7.65

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2023	535,768	$9.09
Vested	(2,238)	8.81
Granted	502,184	8.00
Forfeitures	(10,461)	8.42
Unvested, March 31, 2024	1,025,253	8.56
The fair value of the RSUs granted is based on the market price of Common Stock as of the grant date. The fair value of the equity awards is expensed over the vesting period.
Restricted Shares
Restricted Shares are shares of Common Stock awarded pursuant to the 2021 Equity Plan, the Individual Plan and the Restricted Share Plan under terms that provide for vesting over a specified period of time. Holders of Restricted Shares receive nonforfeitable cash dividends prior to the time that the restrictions on the Restricted Shares have lapsed. Any dividends to holders of Restricted Shares payable in shares of Common Stock are subject to the same restrictions as the underlying Restricted Shares. Restricted Shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested.
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
The following table reflects the activity of Restricted Shares outstanding for the periods presented that impacted the Company:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2024	334,642	$11.88
Vested	—	—
Granted	—	—
Forfeitures	(9,375)	10.19
Unvested, March 31, 2025	325,267	11.93

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2023	565,620	$12.14
Vested	(16,687)	18.98
Granted	—	—
Forfeitures	(35,091)	11.12
Unvested, March 31, 2024	513,842	11.99

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
PSUs
In November 2023 and January 2025, the Compensation Committee approved awards of PSUs (the “2023 PSUs” and the “2025 PSUs”, respectively) pursuant to the Individual Plan to full-time employees of the Company. PSUs may be earned and become vested if the Company’s performance meets certain criteria (see below for more detail) over a three-year period performance period (the “PSU Performance Period”).
January 2025 Grant
The PSU Performance Period for the 2025 PSUs began on January 1, 2025 and ends on December 31, 2027 (the “2025 PSU Measurement Date”) and is generally subject to the applicable employee’s continued employment through the 2025 PSU Measurement Date.

	Level of Performance
	Threshold	Target	Maximum
Potential Number of 2025 PSUs to be Issued	417,135	834,270	1,877,107
Under accounting rules, the total fair value of the 2025 PSUs granted at the maximum level under the Individual Plan totaled $6.2 million and was fixed as of January 10, 2025, the date that the Board approved the award of the 2025 PSUs under the Individual Plan (the “2025 PSU Grant Date”). The fair value will not be remeasured in subsequent periods unless the 2025 PSUs are amended or there is a change in the expectation for the three-year debt reduction (net debt to adjusted EBITDA) performance metric. The fair value of the 2025 PSUs that were granted is being recorded evenly over the requisite service period which is approximately 3.0 years from January 13, 2025, ending on the 2025 PSU Measurement Date.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Performance Measures:
The ultimate amount of 2025 PSUs that may become earned and vested on the 2025 PSU Measurement Date will equal the sum of: (i) 2025 PSUs earned based on the Company’s debt reduction over a three year period; (ii) 2025 PSUs earned by comparing the Company’s TSR to a custom designed net lease peer group consisting of Agree Realty Corporation, Broadstone Net Lease, Inc., EPR Properties, Essential Properties Realty Trust, Inc., Four Corners Property Trust, Inc., Getty Realty Corp., Gladstone Commercial Corporation, LXP Industrial Trust, NETSTREIT Corp., NNN REIT Inc., Orion Office REIT Inc., Peakstone Realty Trust and W.P. Carey Inc. (the “2025 Custom Net Lease Peer Group”); and (iii) 2025 PSUs earned by achievement of certain TSR levels (the “2025 Company TSR”).
The following table details the number of 2025 PSUs that may be earned and vested on the 2025 PSU Measurement Date, by each category of performance goal:

	Target 2025 PSUs	Percentage of Target 2025 PSUs Earned	Number of 2025 PSUs Earned
Three-Year Debt Reduction (Net Debt to Adjusted EBITDA)
Net debt to adjusted EBITDA greater than 6.7x (Below Threshold)	278,090	—%	—
Net debt to adjusted EBITDA of 6.7x (Threshold) (1)	278,090	50%	139,046
Net debt to adjusted EBITDA of 6.5x (Target) (1)	278,090	100%	278,090
Net debt to adjusted EBITDA of 6.3x or less (Maximum) (1)	278,090	225%	625,701
Company TSR Relative to the Custom Net Lease Peer Group:
Less than 30th percentile (Below Threshold)	278,090	—%	—
30th percentile (Threshold) (1)	278,090	50%	139,046
55th percentile (Target) (1)	278,090	100%	278,090
Equal to or greater than 75th percentile (Maximum) (1)	278,090	225%	625,701
2025 Company TSR:
Less than 5% (Below Threshold)	278,090	—%	—
5% (Threshold) (1)	278,090	50%	139,047
8% (Target) (1)	278,090	100%	278,090
12% or greater (Maximum) (1)	278,090	225%	625,701
_________
(1) If amounts fall in between these ranges, the results will be determined using linear interpolation between those percentiles, respectively.
November 2023 Grant
The PSU Performance Period for the 2023 PSUs began on October 1, 2023 and ends on September 30, 2026 (the “2023 PSU Measurement Date”) and generally subject to the applicable employee’s continued employment through the 2023 PSU Measurement Date.

	Level of Performance
	Threshold	Target	Maximum
Potential Number of 2023 PSUs to be Issued	234,200	468,392	1,288,072
Under accounting rules, the total fair value of the 2023 PSUs granted at the maximum level under the Individual Plan totaled $5.1 million and was fixed as of November 29, 2023, the date that the Board approved the award of 2023 PSUs under the Individual Plan (the “2023 PSU Grant Date”). The fair value will not be remeasured in subsequent periods unless the 2023 PSUs are amended. The fair value of the 2023 PSUs that were granted is being recorded evenly over the requisite service period which is approximately 2.8 years from November 29, 2023, ending on the 2023 PSU Measurement Date.
Performance Measures:
The ultimate amount of 2023 PSUs that may become earned and vested on the 2023 PSU Measurement Date will equal the sum of: (i) 2023 PSUs earned by comparing the Company’s TSR to the MSCI US REIT Index peer group (the “MSCI REIT Index”); (ii) 2023 PSUs earned by comparing the Company’s TSR to a custom designed net lease peer group consisting of EPR Properties, LXP Industrial Trust, Broadstone Net Lease, Inc., NNN REIT, Inc. and W.P. Carey Inc. (the “2023 Custom Net Lease Peer Group”); and (iii) 2023 PSUs earned by achievement of certain TSR levels (the “2023 Company TSR”).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
The following table details the number of 2023 PSUs that may be earned and vested on the 2023 PSU Measurement Date, by each category of performance goal:

	Target 2023 PSUs	Percentage of Target 2023 PSUs Earned	Number of 2023 PSUs Earned
Company TSR Relative to the MSCI REIT Index:
Less than 30th percentile (Below Threshold)	175,647	—%	—
30th percentile (Threshold) (1)	175,647	50%	87,825
55th percentile (Target) (1)	175,647	100%	175,647
Equal to or greater than 75th percentile (Maximum) (1)	175,647	275%	483,027
Company TSR Relative to the Custom Net Lease Peer Group:
Less than 30th percentile (Below Threshold)	175,647	—%	—
30th percentile (Threshold) (1)	175,647	50%	87,825
55th percentile (Target) (1)	175,647	100%	175,647
Equal to or greater than 75th percentile (Maximum) (1)	175,647	275%	483,027
2023 Company TSR:
Less than 8% (Below Threshold)	117,098	—%	—
8% (Threshold) (1)	117,098	50%	58,551
10% (Target) (1)	117,098	100%	117,098
12% or greater (Maximum) (1)	117,098	275%	322,018
_________
(1) If amounts fall in between these ranges, the results will be determined using linear interpolation between those percentiles, respectively.
Compensation Expense
The combined compensation expense for RSUs, Restricted Shares and the 2023 and 2025 PSUs was $3.1 million for the three months ended March 31, 2025. Compensation expense for these equity instruments is recorded as equity-based compensation in the accompanying consolidated statements of operations.
As of March 31, 2025, the Company had $12.4 million of unrecognized compensation cost related to RSUs granted, which is expected to be recognized over a weighted-average period of 2.3 years. As of March 31, 2025, the Company had $2.4 million of unrecognized compensation cost related to Restricted Share awards granted, which is expected to be recognized over a period of 2.2 years. As of March 31, 2025, the Company had $2.7 million of unrecognized compensation cost related to the 2023 PSUs granted, which is expected to be recognized over a period of 1.5 years, and as of March 31, 2025, the Company had unrecognized compensation cost of $5.6 million related to the 2025 PSUs, which is expected to be recognized over a period of 2.8 years.
Note 13 — Leases
Lessor Arrangements
As of March 31, 2025, the Company’s leases had a weighted-average remaining lease term of 6.3 years.
As of March 31, 2025, the Company had two parcels of land leased to tenants that qualify as financing leases which were acquired in the REIT Merger. The carrying value of these leases was $5.4 million as of March 31, 2025 and the amounts are included in prepaid expenses and other assets on the Company’s consolidated balance sheet as of March 31, 2025. Income of $0.2 million relating to these two leases is included in revenue from tenants in the Company’s consolidated statement of operations for the three months ended March 31, 2025.
Lessee Arrangements
As of March 31, 2025, the Company leases land under 16 ground leases associated with certain properties and also has two operating leases for office space. The aggregate durations for the ground leases and operating leases range from 5.0 to 119 years as of March 31, 2025. The Company did not enter into any new ground or operating leases during the first nine months of 2024.
As of March 31, 2025 and December 31, 2024, the Company’s balance sheets include ROU assets of $67.5 million and $66.2 million, respectively, and operating lease liabilities of $40.7 million and $40.1 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
As of March 31, 2025, the Company’s ground leases and operating leases have a weighted-average remaining lease term of approximately 18.7 years and a weighted-average discount rate of 7.15%. For the three months ended March 31, 2025, the Company paid cash of approximately $0.6 million, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million on a straight-line basis in accordance with the standard.
For the three months ended March 31, 2024, the Company paid cash of approximately $0.3 million for amounts included in the measurement of lease liabilities and recorded expense of $0.3 million respectively, on a straight-line basis in accordance with the standard.
The following table reflects the base cash rental payments due from the Company as of March 31, 2025:

(In thousands)	Future Base Rent Payments (1)
2025 Remainder	1,502
2026	2,066
2027	2,137
2028	2,151
2029	2,159
Thereafter	24,341
Total minimum lease payments (2)	34,356
Less: Effects of discounting	6,317
Total present value of lease payments	$40,673
________
(1)Assumes exchange rates of £1.00 to $1.29 for GBP and €1.00 to $1.08 for EUR as of March 31, 2025 for illustrative purposes, as applicable.
(2)Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground rent for this property is prepaid through 2050.
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Loss from continuing operations	$(95,168)	$(7,365)
Preferred stock dividends	(10,936)	(10,936)
Adjustments to net loss attributable to common stockholders for common share equivalents	(347)	(234)
Adjusted net loss attributable to common stockholders - Continuing Operations	(106,451)	(18,535)
Loss from discontinued operations	(94,211)	(16,386)
Adjusted net loss attributable to common stockholders	$(200,662)	$(34,921)

Weighted average common shares outstanding — Basic and Diluted	230,263,709	230,319,722

Net loss from continuing operations — Basic and Diluted	$(0.46)	$(0.08)
Net loss from discontinued operations — Basic and Diluted	(0.41)	(0.07)
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.87)	$(0.15)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested Restricted Shares, and certain of the Company’s RSUs, contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above excludes the distributions to the unvested Restricted Shares and RSUs from the numerator.
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested RSUs, unvested Restricted Shares and unvested PSUs to be common share equivalents.
The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2025 and 2024 (see Note 12 — Equity-Based Compensation for additional information on all of the common share equivalents listed in the table below):

	Three Months Ended March 31,
	2025	2024
Unvested RSUs (1)	1,748,712	621,154
Unvested Restricted Shares (2)	329,313	561,724
Unvested PSUs (3)	2,894,041	1,288,072
Class A Units (4)	—	115,857
Total common share equivalents excluded from calculation	4,972,066	2,586,807
(1) There were 1,915,488 and 1,025,253 unvested RSUs issued and outstanding as of March 31, 2025 and 2024, respectively.
(2) There were 325,267 and 513,842 unvested Restricted Shares issued and outstanding as of March 31, 2025 and 2024, respectively.
(3) There were 3,165,179 PSUs outstanding as of March 31, 2025 and 1,288,072 outstanding as of March 31, 2024.
(4) There were no Class A units as of March 31, 2025 and 115,857 outstanding as of March 31, 2024.
No PSU share equivalents were included in the calculation for the three months ended March 31, 2025 and 2024 since their impact was anti-dilutive.
Note 15 — Segment Reporting
As a result of the agreement to sell 100 of the 101 properties in its Multi-Tenant Retail segment in connection with the Multi-Tenant Retail Disposition, the Company determined that, as of March 31, 2025, it has three remaining reportable segments based on property type: (1) Industrial & Distribution, (2) Retail and (3) Office. Previously, during the year ended December 31, 2024, the Company concluded it was operating in four segments.
Due to the classification of the Multi-Tenant Retail Portfolio as a discontinued operation, the segment disclosure tables below separately present the results of these properties within loss from discontinued operations, and they present the related assets separately as assets related to discontinued operations (for additional information, see Note 3 — Multi-Tenant Retail Disposition). Prior periods have been conformed to the discontinued operations classification.
Amounts for the one Multi-Tenant Retail property that was not included in the Multi-Tenant Retail Disposition have been reclassified and included in the Retail segment for all periods in the tables below.
The Company evaluates performance and makes resource allocations based on its three business segments. The Company is reporting its business segments using the “management approach” model for segment reporting, whereby the Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker, who is the Company’s Chief Executive Officer and President, receives and reviews financial information based on the Company's three segments. The Company evaluates business segment performance based upon net operating income, which is defined as total revenues from tenants, less property operating costs. The segments are managed separately due to the property type and the accounting policies are consistent across each segment. See below for a description of net operating income.
Net Operating Income
The Company evaluates the performance of the combined properties in each segment based on total revenues from tenants, less property operating costs. As such, this excludes all other items of expense and income included in the financial statements

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
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
The net operating income of each segment excludes certain components from net income (loss) in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, do not impact operating performance at the property level. The net operating income of the Company’s segments presented by the Company may not be comparable to similar measures reported by other REITs that define net operating income differently.
The following table provides operating financial information for the Company’s reportable segments:

	Three Months Ended March 31,
(In thousands)	2025	2024
Industrial & Distribution:
Revenue from tenants	$58,009	$61,994
Property operating expense	5,257	4,644
Net Operating Income	$52,752	$57,350

Retail (1), (2):
Revenue from tenants	$36,958	$42,595
Property operating expense	3,906	5,098
Net Operating Income	$33,052	$37,497

Office (2):
Revenue from tenants	$37,448	$35,096
Property operating expense	4,790	5,258
Net Operating Income	$32,658	$29,838

Multi-Tenant Retail (3):
Revenue from tenants	$—	$8,195
Property operating expense	—	2,796
Net Operating Income	$—	$5,399
_________
(1) Amounts in the Retail segment reflect the reclassification and inclusion of one property that was previously part of the Multi-Tenant Retail segment, which is not included in the Multi-Tenant Retail Disposition.
(2) Prior period amounts in the Retail segment and Office segment reflect changes to the reclassification of one tenant from the Office segment to the Retail segment to conform to the current year presentation based on a re-evaluation of the property type.
(3) Reflects former Multi-Tenant Retail properties that were sold individually prior to December 31, 2024. Does not include the Multi-Tenant Retail Portfolio which is presented as a discontinued operation (see Note 3 — Multi-Tenant Retail Disposition for additional information).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segment's revenue from tenants to consolidated revenue from tenants and the total reportable segment’s net operating income to consolidated net (loss) income before taxes and consolidated net (loss) income attributable to common stockholders is as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenue From Tenants:
Industrial & Distribution	$58,009	$61,994
Retail (1) (2)	36,958	42,595
Office (2)	37,448	35,096
Multi-Tenant Retail (3)	—	8,195
Total Consolidated Revenue From Tenants	$132,415	$147,880

Net (loss) income before income tax and net (loss) income attributable to common stockholders:
Net Operating Income:
Industrial & Distribution	$52,752	$57,350
Retail (1) (2)	33,052	37,497
Office (2)	32,658	29,838
Multi-Tenant Retail (3)	—	5,399
Total net operating income	118,462	130,084
Impairment charges	(60,315)	(4,327)
Merger, transaction and other costs	(1,579)	(753)
General and administrative	(16,203)	(14,663)
Equity-based compensation	(3,093)	(1,973)
Depreciation and amortization	(56,334)	(57,172)
Goodwill impairment	(7,134)	—
Gain on dispositions of real estate investments	(1,678)	5,868
Interest expense	(53,437)	(64,593)
Loss on extinguishment of debt	(418)	(58)
(Loss) Gain on derivative instruments	(3,856)	1,588
Unrealized income on undesignated foreign currency advances and other hedge ineffectiveness	(6,351)	1,032
Other income	48	(40)
Net loss before income tax	(91,888)	(5,007)
Income tax expense	(3,280)	(2,358)
Loss from continuing operations	(95,168)	(7,365)
Loss from discontinued operations	(94,211)	(16,386)
Net loss	(189,379)	(23,751)
Preferred stock dividends	(10,936)	(10,936)
Net loss attributable to common stockholders	$(200,315)	$(34,687)
_________
(1) Amounts in the Retail segment reflect the reclassification and inclusion of one property that was previously part of the Multi-Tenant Retail segment, which is not included in the Multi-Tenant Retail Disposition.
(2) Prior period amounts in the Retail segment and Office segment reflect changes to the reclassification of one tenant from the Office segment to the Retail segment to conform to the current year presentation based on a re-evaluation of the property type.
(3) Reflects former Multi-Tenant Retail properties that were sold individually prior to December 31, 2024. Does not include the Multi-Tenant Retail Portfolio which is presented as a discontinued operation (see Note 3 — Multi-Tenant Retail Disposition for additional information).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
The following table reconciles real estate investments, net by segment to consolidated total assets as of the periods presented:

(In thousands)	March 31, 2025 (1)	December 31, 2024 (1)
Investments in real estate, net:
Industrial & Distribution	$2,094,850	$2,180,309
Retail (2)	1,226,554	1,402,600
Office	1,040,783	1,039,124
Total investments in real estate, net	4,362,187	4,622,033
Real estate assets held for sale	171,675	17,406
Assets of discontinued operations	670,483	1,816,131
Cash and cash equivalents	147,047	159,698
Restricted cash	59,144	64,510
Derivative assets, at fair value	327	2,471
Unbilled straight line rent	92,757	89,804
Operating lease right-of-use asset	67,461	66,163
Prepaid expenses and other assets	51,360	51,504
Multi-tenant disposition receivable, net	108,729	—
Deferred tax assets	4,915	4,866
Goodwill and other intangible assets, net	44,842	51,370
Deferred financing costs, net	8,407	9,808
Total assets	$5,789,334	$6,955,764
_______
(1) Amounts reflect the presentation of the Multi-Tenant Retail Portfolio as a discontinued operation (see Note 3 — Multi-Tenant Retail Disposition for additional information).
(2) Amounts in the Retail segment reflect the reclassification and inclusion of one property that was previously part of the Multi-Tenant Retail segment, which is not included in the Multi-Tenant Retail Disposition.

Geographic Information
Other than the U.S. and United Kingdom, no country or tenant individually comprised more than 10% of the Company’s annualized revenue from tenants on a straight-line basis, or total long-lived assets at March 31, 2025. The following tables present the geographic information for Revenue from tenants and Investments in real estate:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenue from tenants:
United States	$93,352	$110,903
United Kingdom	23,818	21,063
Europe	14,487	15,107
Canada	758	807
Total	$132,415	$147,880

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

(In thousands)	March 31, 2025	December 31, 2024
Investments in real estate, gross:
United States	$3,954,616	$4,231,893
United Kingdom	812,180	799,624
Europe	575,211	554,133
Canada	36,339	36,292
Total	$5,378,346	$5,621,942

Acquired Intangible Liabilities, Gross
United States	$26,462	$30,983
United Kingdom	5,665	5,279
Europe	11,341	10,669
Canada	19	19
Total	$43,487	$46,950
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Dispositions
Subsequent to March 31, 2025, the Company disposed of 46 properties for an aggregate price of $96.3 million.
Common Stock Repurchases
Subsequent to March 31, 2025 (through May 7, 2025), the Company purchased 6.5 million shares of its Common Stock under its Share Repurchase Program for $47.6 million.

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks that any potential future acquisition or disposition (including the proposed closing of the encumbered properties portion of the Multi-Tenant Retail Portfolio) (as defined below)) by the Company is subject to market conditions, capital availability and timing considerations and may not be identified or completed on favorable terms, or at all. Some of the additional risks and uncertainties, although not all risks and uncertainties, that could cause the Company’s actual results to differ materially from those presented in its forward-looking statements are set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024, this and our other Quarterly Reports on Form 10-Q, and our other filings with the U.S. Securities and Exchange Commission (the “SEC”), as such risks, uncertainties and other important factors may be updated from time to time in the Company’s subsequent reports.

Overview
We are a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global portfolio of strategically located commercial real estate properties.
On March 25, 2025, we completed the sale of 59 of our multi-tenant retail properties (the “First Closing”) to RCG Venture Holdings, LLC (“RCG”) pursuant to a purchase and sale agreement (“Multi-Tenant Retail PSA”) to sell 100 multi-tenant retail properties (the “Multi-Tenant Retail Portfolio”) to RCG (the “Multi-Tenant Retail Disposition”) for approximately $1.780 billion. The remainder of the Multi-Tenant Retail Disposition is expected to close in two additional phases during the second quarter of 2025 (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements in this Quarterly Report on Form 10-Q).
As of March 31, 2025, we owned 1,045 properties consisting of 51.3 million rentable square feet, which were 95% leased, with a weighted-average remaining lease term of 6.3 years. Based on the percentage of annualized rental income on a straight-line basis as of March 31, 2025, approximately 76% of our properties were located in the U.S. and Canada and approximately 24% were located in Europe. In addition, as of March 31, 2025, our portfolio was comprised of 40% Industrial & Distribution properties, 25% Retail (formerly known as “Single-Tenant Retail”) properties, 22% Office properties and 13% related to the remaining 41 properties in the Multi-Tenant Retail Portfolio that are expected to be sold in the second quarter of 2025 and are currently reported as part of discontinued operations (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements in this Quarterly Report on Form 10-Q). The percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of March 31, 2025. The straight-line rent includes amounts for tenant concessions.
Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 60.1% of our rental income on an annualized straight-line basis for leases in place as of March 31, 2025 was derived from Investment Grade rated tenants, comprised of 33.3% leased to tenants with an actual investment grade rating and 26.8% leased to tenants with an implied investment grade rating. For our purposes, “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of March 31, 2025.
Critical Accounting Estimates
For a discussion about our critical accounting estimates and policies, see the “Significant Accounting Estimates and Accounting Policies” section of our 2024 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed in the section referenced below, there have been no material changes from these critical accounting estimates and policies.
Recently Issued Accounting Pronouncements
See Note 2 — Basis of Presentation — Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
The following table represents a summary by segment of our portfolio of real estate properties as of March 31, 2025:

		Annualized Straight-Line Rent		Annualized Base Rent		Square Feet
Segment	Number of Properties	Amount	%	Amount	%	Amount	%	Occupancy	Weighted-Average Remaining Lease Term (Years) (1)
		(In thousands)		(In thousands)		(In thousands)
Industrial & Distribution	205	$212,724	40%	$207,886	40%	31,882	62%	94%	6.7
Retail	735	134,832	25%	126,168	23%	7,252	14%	99%	7.1
Office	64	116,560	22%	118,871	23%	6,682	13%	95%	4.1
Multi-Tenant Retail Portfolio (2)	41	72,710	13%	71,467	14%	5,532	11%	94%	5.8
Total	1,045	$536,826	100%	$524,392	100%	51,348	100%	95%	6.3
__________
(1) If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years is calculated based on square feet as of March 31, 2025.
(2) Represents the properties that are expected to be sold in the second quarter of 2025 and are currently reported as part of discontinued operations (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements in this Quarterly Report on Form 10-Q).

Results of Operations
As a result of the agreement to sell 100 of the 101 properties in our former Multi-Tenant Retail segment in connection with the Multi-Tenant Retail Disposition, we determined that, as of March 31, 2025, we have three remaining reportable segments based on property type: (1) Industrial & Distribution, (2) Retail and (3) Office (for additional information, see Note 15 — Segment Reporting to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
In our Industrial & Distribution, Retail and Office segments, we own, manage and lease single-tenant properties where in addition to base rent, our tenants are required to pay for their property operating expenses or reimburse us for property operating expenses that we incur (primarily property insurance and real estate taxes). However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us. The main exceptions are properties leased to the Government Services Administration, which do not require the tenant to reimburse the costs.
Due to the classification of the Multi-Tenant Retail Portfolio as a discontinued operation, the tables below do not include the results of the Multi-Tenant Retail Portfolio, which are classified within loss from discontinued operations in our consolidated statements of operations for the three months ended March 31, 2025 and 2024 (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Comparison of the Three Months Ended March 31, 2025 and 2024
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $200.3 million for the three months ended March 31, 2025, as compared to $34.7 million for the three months ended March 31, 2024. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenue From Tenants:
Industrial & Distribution	$58,009	$61,994
Retail	36,958	42,595
Office	37,448	35,096
Multi-Tenant Retail (1)	—	8,195
Total Consolidated Revenue From Tenants	$132,415	$147,880
__________
(1) Reflects former Multi-Tenant Retail properties that were sold individually prior to December 31, 2024. Does not include the Multi-Tenant Retail Portfolio which is presented as a discontinued operation (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $58.0 million and $62.0 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in revenue from tenants was due to the loss of revenue of approximately $3.9 million from dispositions, primarily resulting from the sale of a group of properties that were leased by one of our former tenants. There was minimal impact from the year-over-year change in average exchange rates during the three months ended March 31, 2025, when compared to the same period last year.
Retail
Revenue from tenants in our Retail segment was $37.0 million and $42.6 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily driven by the loss of revenue of approximately $4.8 million from dispositions, primarily related to four tenants which comprised approximately $4.3 million of the decrease in revenue from dispositions. There was minimal impact from the year-over-year change in average exchange rates during the three months ended March 31, 2025, when compared to the same period last year.

Office
Revenue from tenants in our Office segment was $37.4 million and $35.1 million for the three months ended March 31, 2025 and 2024, respectively. The increase in the first quarter of 2025 was primarily driven by higher revenue from properties owned in both periods of $5.3 million, partially offset by the loss of revenue of $3.0 million from dispositions. The loss of revenue from dispositions was primarily related to one property, which comprised approximately $2.6 million of the total decrease in revenue from dispositions. The year-over-year change in foreign exchange rates had a minimal impact.
Property Operating Expenses
Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Property Operating Expenses:
Industrial & Distribution	$5,257	$4,644
Retail	3,906	5,098
Office	4,790	5,258
Multi-Tenant Retail (1)	—	2,796
Total Consolidated Property Operating Expenses	$13,953	$17,796
(1) Reflects former Multi-Tenant Retail properties that were sold individually prior to December 31, 2024. Does not include the Multi-Tenant Retail Portfolio which is presented as a discontinued operation (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $5.3 million and $4.6 million for the three months ended March 31, 2025 and 2024, respectively. The increase was due to higher costs of $1.1 million from properties owned in each period due to the timing of our reimbursable costs, partially offset by lower costs of $0.5 million from 2024 dispositions. There was minimal impact from the year-over-year change in average foreign exchange rates during the three months ended March 31, 2025, when compared to the same period last year.
Retail
Property operating expenses in our Retail segment were $3.9 million and $5.1 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in the first quarter of 2025 was primarily driven by lower costs of $1.1 million from properties sold in 2024, with minimal impact from the year-over-year change in average exchange rates during the three months ended March 31, 2025, when compared to the same period last year.
Office
Property operating expenses in our Office segment were $4.8 million and $5.3 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in the first quarter of 2025 was driven by lower costs of $0.5 million from properties sold in 2024, with minimal impact from the year-over-year change in average exchange rates during the three months ended March 31, 2025, when compared to the same period last year.

Impairment Charges
During the three months ended March 31, 2025, we determined that 69 of our properties (68 located in the US and one located in the U.K.) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price less selling costs of such properties, and as a result, we recorded an impairment charge of approximately $60.3 million.
During the three months ended March 31, 2024, we determined that the fair values of six of our properties located in the U.S. (all of which were acquired in the acquisition of the Necessity Retail REIT, Inc. (“RTL”) (the “REIT Merger”)) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price less selling costs of such properties, and as a result, we recorded an impairment charge of approximately $4.3 million.
Merger, Transaction and Other Costs
We recognized $1.6 million and $0.8 million of merger, transaction and other costs during the three months ended March 31, 2025 and 2024, respectively. Merger costs are only reflected in the three months ended March 31, 2024.

General and Administrative Expenses
General and administrative expenses were $16.2 million and $14.7 million for the three months ended March 31, 2025 and 2024, respectively, primarily consisting of employee compensation/payroll expenses, professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The overall increase in general and administrative expenses was primarily due to higher professional and legal costs.
Equity-Based Compensation
During the three months ended March 31, 2025 and 2024, we recognized equity-based compensation expense of $3.1 million and $2.0 million, respectively. Equity-based compensation in the quarter ended March 31, 2025 consisted of (i) amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of AR Global Investments, LLC, our former advisor (the “Former Advisor”) or its affiliates who were involved in providing services to us prior to the internalization of our management functions in September 2023 (the “Internalization”); (ii) amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our employees and our independent directors and; (iii) amortization expense related to performance stock units (“PSUs”) issued in October of 2023 and January 2025. The period over period increase in expense was attributable to RSUs and PSUs granted in late 2024 and early 2025.
For additional information related to our equity-based compensation, including with respect to the RSUs and PSUs granted in late 2024 and early 2025, see Note 12 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was relatively flat at $56.3 million and $57.2 million for the three months ended March 31, 2025 and 2024, respectively. Higher amortization expense of approximately $11.0 million from the accelerated amortization of in-place lease intangibles during the three months ended March 31, 2025 was primarily offset by lower depreciation and amortization due to dispositions during 2025 and 2024.
Goodwill Impairment
The First Closing of the Multi-Tenant Retail Disposition was considered a triggering event, requiring us to perform a reassessment of the Multi-Tenant Retail segment’s goodwill as of March 31, 2025, and based on this assessment, we determined that goodwill was impaired and recorded an impairment charge of $7.1 million in the three months ended March 31, 2025.
(Loss) Gain on Dispositions of Real Estate Investments
During the three months ended March 31, 2025, we sold 16 properties (one Industrial and Distribution property, 13 Retail properties and two Office properties), not including the properties sold in the First Closing, which are part of discontinued operations (see Note 3 — Multi-Tenant Retail Disposition for additional information to our consolidated financial statements included in this Quarterly Report on Form 10-Q), and as a result, recorded a net loss of $1.7 million.
During the three months ended March 31, 2024, we sold 19 properties in the U.S., 17 of which were acquired in the REIT Merger, and recorded a net gain of $5.9 million.
Interest Expense
Interest expense was $53.4 million and $64.6 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was due to lower gross debt outstanding and a lower weighted-average effective interest rate during the three months ended March 31, 2025. The amount of our total gross debt outstanding was $3.4 billion as of March 31, 2025, as compared to $4.9 billion as of March 31, 2024 (not including debt that will be assumed by the buyer in the Multi-Tenant Retail Disposition), primarily as a result of the strategic disposition initiative we initiated in 2024. The weighted-average effective interest rate of our total debt was 4.8% as of March 31, 2024 and 4.2% (not including debt that will be assumed by the buyer in the Multi-Tenant Retail Disposition) as of March 31, 2025.
The decrease in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the three months ended March 31, 2025, when compared to the same period last year. As of March 31, 2025, approximately 16% of our total debt outstanding was denominated in EUR and 1% was denominated in Canadian Dollars (“CAD”) (not including debt that will be assumed by the buyer in the Multi-Tenant Retail Disposition). As of March 31, 2024, approximately 10% of our total debt outstanding was denominated in EUR, 8% of our total debt outstanding was denominated in GBP and 1% was denominated in CAD.

We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of March 31, 2025, approximately 54% of our total debt outstanding was secured and 46% was unsecured, the latter including amounts outstanding under our Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility to our consolidated financial statements included in this Quarterly Report on Form 10-Q), our $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “3.75% Senior Notes”) and $500.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”).
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
Loss on Extinguishment of Debt
The loss on extinguishment of debt was $0.4 million and $0.1 million during the quarters ended March 31, 2025 and March 31, 2024, respectively.
(Loss) Gain on Derivative Instruments
The loss of $3.9 million on derivative instruments for the three months ended March 31, 2025 and the gain of $1.6 million on derivative instruments for the three months ended March 31, 2024, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by exchange rate changes in the GBP and EUR compared to the USD. For the three months ended March 31, 2025, the loss on derivative instruments consisted of unrealized losses of $3.3 million and realized gains of $0.6 million. For the three months ended March 31, 2024, the gain on derivative instruments consisted of unrealized gains of $1.3 million and realized gains of $0.3 million. The overall gains (or losses) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains or losses are included in AFFO (as defined below).
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
Unrealized (Losses) Gains on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We recorded losses of $6.4 million and gains of $1.0 million on undesignated foreign currency advances and other hedge ineffectiveness during the quarters ended March 31, 2025 and March 31, 2024, respectively, related to the accelerated reclassification of amounts in accumulated other comprehensive loss to earnings.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax benefit (expense) domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $3.3 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively.
Preferred Stock Dividends
Preferred stock dividends were $10.9 million for the three months ended March 31, 2025 and 2024. The amounts in both periods represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.

Cash Flows from Operating Activities
The level of cash flows provided by operating activities is driven by, among other things, rental income received and interest payments on outstanding borrowings.
During the three months ended March 31, 2025, net cash provided by operating activities was $59.2 million. Cash flows provided by operating activities during the three months ended March 31, 2025 reflect net loss of $189.4 million, adjusted for non-cash items of $178.5 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, unbilled straight-line rent, equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other non-cash items). In addition, operating cash flow was impacted by lease incentive and commission payments of $1.9 million and a net decrease of $14.9 million in working capital items due to a decrease in prepaid expenses and other assets of $6.2 million, a decrease in accounts payable and accrued expenses of $16.5 million and a decrease in prepaid rent of $4.6 million.
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

Cash Flows from Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2025 of $900.7 million consisted of net proceeds from dispositions of $910.5 million, principally from the First Closing of the Multi-Tenant Retail Disposition, which were partially offset by capital expenditures of $9.8 million.
Net cash provided by investing activities during the three months ended March 31, 2024 of $35.2 million consisted of net proceeds from dispositions of $43.1 million, partially offset by capital expenditures of $8.0 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $975.6 million during the three months ended March 31, 2025 was a result of net paydowns of borrowings under our Revolving Credit Facility of $875.2 million, net payments of principal on mortgage notes payable of $6.2 million, $19.4 million of Common Stock repurchases, dividends paid to common stockholders of $63.9 million, dividends paid to holders of our Series A Preferred Stock of $3.1 million, dividends paid to holders of our Series B Preferred Stock of $2.0 million, dividends paid to holders of our Series D Preferred Stock of $3.7 million, dividends paid to holders of our Series E Preferred Stock of $2.1 million.
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
Our principal future needs for cash and cash equivalents include the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, repayment of certain debt obligations, which includes our continuing debt service obligations and dividends to holders of our Common Stock and Preferred Stock, as well as to any future class or series of preferred stock we may issue. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $147.0 million and $159.7 million, respectively. See discussion above for how our cash flows from various sources impacted our cash.
Management expects that cash generated from operations, supplemented by our existing cash will be sufficient to fund, in the near term and long term, the payment of quarterly dividends to our common stockholders and holders of our Preferred Stock, as well as anticipated capital expenditures. During the three months ended March 31, 2025, cash generated from operations covered 79% of our dividends paid. In addition, we plan to continue to manage our leverage by using proceeds from dispositions to reduce our debt pursuant to our previously announced 2024 strategic disposition initiative, and we currently have entered into purchase and sale agreements (“PSAs”) and non-binding letters of intent (“LOIs”) totaling an aggregate of $188.8 million (excluding the remaining 41 properties to be sold in the Multi-Tenant Retail Disposition). The PSAs and LOIs are subject to conditions and there can be no assurance we will be able to complete these dispositions on their contemplated terms, or at all.
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
Acquisitions and Dispositions — Three Months Ended March 31, 2025
As disclosed above, on March 25, 2025, we completed the First Closing of the Multi-Tenant Retail Disposition (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements in this Quarterly Report on Form 10-Q).
During the three months ended March 31, 2025, we sold 16 additional properties for an aggregate contract price of $24.1 million.
We did not acquire any properties during the three months ended March 31, 2025.

Acquisitions and Dispositions Subsequent to March 31, 2025 and Pending Transactions
Subsequent to March 31, 2025, we disposed of 46 properties for an aggregate price of $96.3 million. In addition, we have signed definitive PSAs to dispose of 75 properties for a contract purchase price of $181.4 million and we have signed non-binding LOIs to dispose of 3 properties for an aggregate sale price of $7.4 million.
Equity Offerings
We have an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which we may sell shares of Common Stock, from time, to time through our sales agents having an aggregate offering amount of up to $285.0 million, and we have an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may sell shares of Series B Preferred Stock, from time to time, through our sales agents having an aggregate offering amount of up to $170.0 million. During the three months ended March 31, 2025, we did not sell any shares of Common Stock through the Common Stock ATM Program or any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program. See Note 10 — Stockholders’ Equity our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on our ATM programs.
Share Repurchase Program
On February 20, 2025, our Board authorized a share repurchase program for up to an aggregate amount of $300 million of shares of Common Stock (the “Share Repurchase Program”). Under the Share Repurchase Program, which does not have a stated expiration date, the Company may repurchase shares of Common Stock from time to time through open market purchases, including pursuant to Rule 10b5-1 pre-set trading plans and under Rule 10b-18 of the Exchange Act, privately negotiated transactions, accelerated share repurchase transactions entered into with one or more counterparties or otherwise, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. During the three months ended March 31, 2025, we purchased 2,417,442 shares of Common Stock for approximately $19.4 million, or an average share price of $8.01.
Borrowings
As of March 31, 2025 and December 31, 2024, we had total gross debt outstanding of $3.9 billion ($3.4 billion not including two mortgages classified in discontinued operations, see - “Mortgage Notes Payable” below), and $4.7 billion ($4.2 billion not including two mortgages classified in discontinued operations), respectively, bearing interest at weighted-average interest rates per annum equal to 4.4% (4.2% not including two mortgages classified in discontinued operations) and 4.8%, respectively.
As of March 31, 2025, 92% (91% not including debt that will be assumed by the buyer in the Multi-Tenant Retail Disposition) of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 4.4% per annum (4.2% per annum not including debt that will be assumed by the buyer in the Multi-Tenant Retail Disposition). As of March 31, 2025, 8% (9% not including debt that will be assumed by the buyer in the Multi-Tenant Retail Disposition) of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 4.9% per annum. The total gross carrying value of unencumbered assets as of March 31, 2025 was $3.45 billion, of which approximately $3.42 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not currently available to serve as collateral for future borrowings.
Our debt leverage ratio was 62.3% and 63.8%, which includes the debt that will be assumed by the buyer in the Multi-Tenant Retail Disposition (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the weighted-average maturity of our indebtedness was 3.2 years (2.7 years not including debt that will be assumed by the buyer in the Multi-Tenant Retail Disposition). We believe we have the ability to service our debt obligations as they come due.
As noted above, we continue to manage our leverage by using proceeds from the Multi-Tenant Retail Disposition and other dispositions to reduce our debt, and we currently have entered into PSAs and LOIs totaling an aggregate of $188.8 million.
Senior Notes
Both the 3.75% and the 4.50% Senior Notes do not require any principal payments prior to maturity. As of March 31, 2025, the carrying amount of the 3.75% and the 4.50% Senior Notes on our balance sheets totaled $911.4 million in the aggregate, which is net of $88.6 million of deferred financing costs and discounts, and as of December 31, 2024 the carrying amount on our balance sheets totaled $906.1 million in the aggregate, which is net of $93.9 million of deferred financing costs. See Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Mortgage Notes Payable
As of March 31, 2025 and December 31, 2024, we had secured gross mortgage notes payable of $2.3 billion. All of our current mortgage loans require payment of interest-only with the principal due at maturity. As of March 31, 2025 and

December 31, 2024, the following mortgages were classified within discontinued operations on our consolidated balance sheets related to the Multi-Tenant Retail Disposition; (a) a mortgage for 12 properties secured by a $210.0 million mortgage from Société Générale and UBS AG, and (b) a mortgage for 29 properties secured by a $260.0 million mortgage from Barclays Capital Real Estate Inc., Société Générale, KeyBank and Bank of Montreal. We have $459.0 million of principal payments due on our mortgages during the remainder of 2025. See Note 5 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on our mortgage notes payable.
Credit Facility
As of March 31, 2025 and December 31, 2024, outstanding borrowings under our Revolving Credit Facility were $547.4 million and $1.4 billion, respectively. During the three months ended March 31, 2025, we made net additional paydowns of $875.2 million on the Revolving Credit Facility, primarily as a result of the proceeds received in the First Closing of the Multi-Tenant Retail Disposition. As of March 31, 2025, approximately $352.0 million was available for future borrowings under the Revolving Credit Facility. See Note 6 — Revolving Credit Facility to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Revolving Credit Facility and related covenants.
Covenants
As of March 31, 2025, we were in compliance with the covenants under the indenture governing the 3.75% Senior Notes, the indenture governing the 4.50% Senior Notes and the Credit Agreement (see Note 6 — Revolving Credit Facility and Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information).
As of March 31, 2025, we were in compliance with all property-level debt covenants with the exception of four property-level debt instruments. For those four property-level debt instruments, we either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under our Revolving Credit Facility. While the restricted cash cannot not be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on our ability to operate the impacted assets.
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
FFO includes adjustments related to the treatment of the Multi-Tenant Retail Portfolio as a discontinued operation, which includes adjustments for depreciation and amortization and loss (gain) on dispositions of real estate investments.
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
Core Funds From Operations
In calculating Core FFO, we start with FFO, then we exclude certain non-core items such as merger, transaction and other costs, as well as certain other costs that are considered to be non-core, such as debt extinguishment or modification costs. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our core business plan to generate operational income and cash flows in order to make dividend payments to stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the subsequent operations of the investment. We also add back non-cash write-offs of deferred financing costs, prepayment penalties and certain other costs incurred with the early extinguishment or modification of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of operations. By excluding expensed acquisition, transaction and other costs as well as non-core costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.
Core FFO includes adjustments related to the treatment of the Multi-Tenant Retail Portfolio as a discontinued operation, which includes adjustments for acquisition and transaction costs and loss on extinguishment of debt.
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
In calculating AFFO, we also exclude certain expenses which under GAAP are treated as operating expenses in determining operating net income. All paid and accrued acquisition, transaction and other costs (including prepayment penalties for debt extinguishments or modifications and merger related expenses) and certain other expenses, including expenses related to our European tax restructuring and transition costs related to the REIT Merger and Internalization, negatively impact our operating performance during the period in which expenses are incurred or properties are acquired and will also have negative effects on returns to investors, but are excluded by us as we believe they are not reflective of on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used to, among other things, assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) calculated in accordance with GAAP as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.

	Three Months Ended March 31,
(In thousands)	2025	2024
Net loss attributable to common stockholders (in accordance with GAAP)	$(200,315)	$(34,687)
Impairment charges	60,315	4,327
Depreciation and amortization	56,334	57,172
Gain (loss) on dispositions of real estate investments	1,678	(5,867)
Discontinued operations FFO adjustments	114,949	34,828
FFO (as defined by NAREIT) attributable to common stockholders	32,961	55,773
Merger, transaction and other costs	1,579	753
Loss on extinguishment and modification of debt	418	58
Discontinued operations Core FFO adjustments	9	8
Core FFO attributable to common stockholders	34,967	56,592
Non-cash equity-based compensation	3,093	1,973
Non-cash portion of interest expense	2,486	2,394
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	160	2,225
Straight-line rent	(5,235)	(4,562)
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness	6,351	(1,032)
Eliminate unrealized losses (gains) on foreign currency transactions (1)	3,304	(1,259)
Amortization of discounts on mortgages and senior notes	13,960	15,338
Expenses attributable to European tax restructuring (2)	—	469
Transition costs related to the REIT Merger and Internalization (3)	—	2,826
Goodwill impairment (4)	7,134	—
AFFO attributable to common stockholders	$66,220	$74,964

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$32,961	$55,773
Core FFO attributable to common stockholders	$34,967	$56,592
AFFO attributable to common stockholders	$66,220	$74,964
_________
(1)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended March 31, 2025, the loss on derivative instruments was $3.9 million, which consisted of unrealized losses of $3.3 million and realized losses of $0.6 million. For the three months ended March 31, 2024, the gain on derivative instruments was $1.6 million which consisted of unrealized gains of $1.3 million and realized gains of $0.3 million.
(2)Amounts relate to costs incurred related to the tax restructuring of our European entities. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for these amounts.
(3)Amounts include costs related to (i) compensation incurred for our former Co-Chief Executive Officer who retired effective March 31, 2024; (ii) a transition service agreement with the Former Advisor; and (iii) insurance premiums related to expiring directors and officers insurance of former RTL directors. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for this amount.
(4) This is a non-cash item and is added back as we do not consider it indicative of our normal operating performance.

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
In February 2024, the Board approved a dividend policy that reduced our Common Stock dividend rate to an annual rate of $1.10 per share, or $0.275 per share on a quarterly basis, which was in effect from the Common Stock dividend declared and paid in April 2024 and through January 2025.
On February 27, 2025, we announced that the Board planned to reduce the quarterly dividend per share of Common Stock from $0.275 to $0.190 per share, representing an annual dividend rate of $0.76 per share. The new Common Stock dividend rate became effective with the Common Stock Dividend declared in April 2025. The reduction of the dividend rate is expected to yield benefits to us including increasing the amount of cash that may be used to lower leverage. The reduction of the dividend rate is expected to yield benefits to the us, including increasing the amount of cash that may be used to lower leverage.
Common Stock dividends authorized by our Board and declared by us are paid on a quarterly basis in arrears during the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment.
Preferred Stock
Dividends accrue on our Preferred Stock as follows:
•Dividends on our Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to Series A Preferred Stockholders, which is equivalent to 7.25% of the $25.00 liquidation preference per share per annum.
•Dividends on our Series B Preferred Stock accrue in an amount equal to $0.4296875 per share per quarter to Series B Preferred Stockholders, which is equivalent to 6.875% of the $25.00 liquidation preference per share per annum.
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

	Three Months Ended
	March 31, 2025
(In thousands)		Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$63,942
Dividends to holders of Series A Preferred Stock	3,081
Dividends to holders of Series B Preferred Stock	2,018
Dividends to holders of Series D Preferred Stock	3,719
Dividends to holders of Series E Preferred Stock	2,118
Total dividends	$74,878

Source of dividend and distribution coverage:
Cash flows provided by operations	$59,167	79.0%
Available cash on hand	15,711	21.0%
Total sources of dividend and distribution coverage	$74,878	100.0%

Cash flows provided by operations (GAAP basis)	$59,167

Net loss attributable to common stockholders (in accordance with GAAP)	$(200,315)
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

Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of March 31, 2025, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 2.4%. To help mitigate the adverse impact of inflation, approximately 85.8% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due under these leases over time by an average cumulative increase of 1.5% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of March 31, 2025, based on straight-line rent, approximately 61.8%, are fixed-rate with increases averaging 1.8%, 18.7% are based on the Consumer Price Index, subject to certain caps, 5.2% are based on other measures, and 14.3% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2025. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Matters” in Part I - Item 1 - Note 11 — Commitments and Contingencies, in our accompanying Consolidated Financial Statements.
Item 1A. Risk Factors.
Except as noted below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, and we direct you to those risk factors.
Global political and economic uncertainties, including changes in tariff policies and trade relationships, geopolitical conflicts, and their related impact on macroeconomic conditions may adversely impact the market on which our securities trade, our tenants’ businesses and the markets in which we operate, our operations and our results of operations.
We, and our tenants’ businesses may be disrupted by global political and economic uncertainties, including changes in trade relationships and tariff policies, geopolitical conflicts, and public health crises, that could result in adverse macroeconomic conditions. In April 2025, the United States imposed a 10% tariff on all countries and individualized reciprocal higher tariffs on countries with which the United States has the largest trade deficits, to which certain countries have responded by imposing retaliatory tariffs on U.S. imports. Escalated geopolitical tensions resulting from such changes in trade policies and tariffs have significantly disrupted the markets and increased the risk of a major economic recession or slowdown. The extent of the impact of such tariffs and changes in trade policies or other regulatory changes enacted by the current administration is uncertain and unpredictable, and may significantly adversely affect the global economy, the market price of our publicly traded securities, and our and our tenants’ businesses. Additionally, geopolitical conflicts, such as terrorist attacks or other acts of violence or war (including the conflicts in Russia and Ukraine and the Middle East) and the related adverse impact on macroeconomic conditions as a result of such conflicts could negatively affect our business or the businesses of our tenants. The consequences of such conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. More generally, any of these events resulting from global political and economic uncertainties could cause consumer confidence and spending to decrease, result in an economic recession or increase volatility of the financial markets and economy of the United States and worldwide. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our Common Stock share repurchase activity for the quarter ended March 31, 2025 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
				(In Thousands)
January 1, 2025 to January 31, 2025	$—	$—	$—	$—
February 1, 2025 to February 28, 2025	—	—	—	$300,000
March 1, 2025 to March 31, 2025	2,417,442	8.01	2,417,442	$280,632
Total	$2,417,442	$8.01	$2,417,442	$280,632
(1) All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our Share Repurchase Program, which authorizes the repurchase of up to $300.0 million of our outstanding Common Stock. We publicly announced this program on February 26, 2025.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1**	Purchase and Sale Agreement, dated February 25, 2025, by and among, an affiliate of RCG Ventures Holdings, LLC and each party listed as a seller on Schedule I of the Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Global Net Lease, Inc. on February 26, 2025).
4.1	Certificate of Notice of Global Net Lease, Inc., dated March 13, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Global Net Lease, Inc. on March 13, 2025).
10.1+**	Employment Agreement, dated as of January 23, 2025, by and between Global Net Lease, Inc. and Ori Kravel (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on January 24, 2025)
10.2	Amended and Restated Ownership Limit Waiver Agreement, dated March 13, 2025, by and between Global Net Lease, Inc. and Bellevue Capital Partners, LLC on its own behalf and on behalf of Global Net Lease Special Limited Partnership, LLC, AR Capital Global Holdings, LLC, AR Global Investments, LLC, American Realty Capital Global II Special LP, LLC, AR Capital LLC, Metropolitan Wealth Management, LLC and MWM PIC, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on March 13, 2025).
10.3	Second Amended and Restated Ownership Limit Waiver Agreement, dated March 13, 2025, by and between Global Net Lease, Inc. and Nicholas S. Schorsch, certain related trusts, and MWM Series, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on March 13, 2025).
10.4	Second Amended and Restated Ownership Limit Waiver Agreement, dated March 13, 2025, by and between Global Net Lease, Inc. and Shelley D. Schorsch and certain related trusts (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on March 13, 2025).
10.5*	Fourth Amendment, dated as of March 28, 2025, to Second Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among Global Net Lease Operating Partnership, L.P., as borrower, Global Net Lease, Inc. and the other guarantors party thereto, KeyBank National Association, as agent, and the other lender parties thereto.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________
*Filed or furnished herewith.
** Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.
+ Indicates a management contract or compensatory plan.

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

Dated: May 8, 2025