Form 10-Q
period 2025-06-30
Global Net Lease, Inc.
filed 2025-08-07
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
(332) 265-2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 1, 2025, the registrant had 220,968,252 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Real estate investments, at cost (Note 4):
Land	$759,854	$802,317
Buildings, fixtures and improvements	4,028,243	4,120,664
Construction in progress	1,580	3,364
Acquired intangible lease assets	633,647	695,597
Total real estate investments, at cost	5,423,324	5,621,942
Less accumulated depreciation and amortization	(1,056,957)	(999,909)
Total real estate investments, net	4,366,367	4,622,033
Real estate assets held for sale (Note 4)	37,496	17,406
Assets related to discontinued operations (Note 3)	2,337	1,816,131
Cash and cash equivalents	144,809	159,698
Restricted cash	37,339	64,510
Derivative assets, at fair value (Note 9)	—	2,471
Unbilled straight-line rent	88,368	89,804
Operating lease right-of-use asset (Note 13)	70,761	66,163
Prepaid expenses and other assets	89,293	51,504
Multi-tenant disposition receivable, net (Note 3)	90,214	—
Deferred tax assets	4,906	4,866
Goodwill	46,009	51,370
Deferred financing costs, net	7,017	9,808
Total Assets	$4,984,916	$6,955,764

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 5)	$1,312,718	$1,768,608
Revolving credit facility (Note 6)	740,682	1,390,292
Senior notes, net (Note 7)	916,864	906,101
Acquired intangible lease liabilities, net	19,863	24,353
Derivative liabilities, at fair value (Note 9)	10,788	3,719
Accounts payable and accrued expenses	45,878	52,878
Operating lease liability (Note 13)	42,244	40,080
Prepaid rent	36,625	13,571
Deferred tax liability	7,083	5,477
Dividends payable	11,943	11,909
Real estate liabilities held for sale (Note 4)	379	—
Liabilities related to discontinued operations (Note 3)	7,470	551,818
Total Liabilities	3,152,537	4,768,806
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity (Note 10):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of June 30, 2025 and December 31, 2024	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 shares issued and outstanding as of June 30, 2025 and December 31, 2024	47	47
7.500% Series D cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 7,933,711 shares authorized, issued and outstanding as of June 30, 2025 and December 31, 2024	79	79
7.375% Series E cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 4,595,175 shares authorized, issued and outstanding as of June 30, 2025 and December 31, 2024	46	46
Common Stock, $0.01 par value, 400,000,000 and 250,000,000 shares authorized, 221,224,341 and 231,051,139 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3,541	3,640
Additional paid-in capital	4,288,338	4,359,264
Accumulated other comprehensive income (loss)	33,452	(25,844)
Accumulated deficit	(2,493,192)	(2,150,342)
Total Stockholders’ Equity	1,832,379	2,186,958
Total Liabilities and Stockholders’ Equity	$4,984,916	$6,955,764
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from tenants	$124,905	$145,464	$257,320	$293,344

Expenses:
Property operating	12,018	15,934	25,971	33,730
Impairment charges	9,812	27,402	70,127	31,729
Merger, transaction and other costs	2,002	1,576	3,581	2,329
General and administrative	11,339	13,746	27,542	28,409
Equity-based compensation	3,338	2,340	6,431	4,313
Depreciation and amortization	45,636	56,654	101,970	113,826
Goodwill impairment	—	—	7,134	—
Total expenses	84,145	117,652	242,756	214,336
Operating income before gain (loss) on dispositions of real estate investments	40,760	27,812	14,564	79,008
Gain (loss) on dispositions of real estate investments	1,537	34,114	(141)	39,982
Operating income	42,297	61,926	14,423	118,990
Other income (expense):
Interest expense	(53,348)	(71,984)	(106,785)	(136,577)
Loss on extinguishment and modification of debt	(4,348)	(13,089)	(4,766)	(13,147)
(Loss) gain on derivative instruments	(8,823)	509	(12,679)	2,097
Unrealized (losses) gains on undesignated foreign currency advances and other hedge ineffectiveness	(6,324)	300	(12,675)	1,332
Other income	1,683	345	1,731	305
Total other expense, net	(71,160)	(83,919)	(135,174)	(145,990)
Net loss before income tax	(28,863)	(21,993)	(120,751)	(27,000)
Income tax (expense) benefit	(2,995)	250	(6,275)	(2,108)
Loss from continuing operations	(31,858)	(21,743)	(127,026)	(29,108)
Income (loss) from discontinued operations	7,715	(13,921)	(86,496)	(30,307)
Net loss	(24,143)	(35,664)	(213,522)	(59,415)
Preferred stock dividends	(10,936)	(10,936)	(21,872)	(21,872)
Net loss attributable to common stockholders	$(35,079)	$(46,600)	$(235,394)	$(81,287)

Basic and Diluted Loss Per Share:
Net loss per share from continuing operations	$(0.19)	$(0.14)	$(0.66)	$(0.22)
Net loss per share from discontinued operations	0.03	(0.06)	(0.38)	(0.13)
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.16)	$(0.20)	$(1.04)	$(0.35)
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic and Diluted	222,960,030	230,380,574	226,591,693	230,350,148
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(24,143)	$(35,664)	$(213,522)	$(59,415)

Other comprehensive income (loss)
Cumulative translation adjustment	50,466	2,472	58,744	1,498
Designated derivatives, fair value adjustments	(1,259)	2,539	552	5,765
Other comprehensive income	49,207	5,011	59,296	7,263

Comprehensive income (loss)	25,064	(30,653)	(154,226)	(52,152)

Preferred Stock dividends	(10,936)	(10,936)	(21,872)	(21,872)

Comprehensive income (loss) attributable to common stockholders	$14,128	$(41,589)	$(176,098)	$(74,024)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	231,051,139	$3,640	$4,359,264	$(25,844)	$(2,150,342)	$2,186,958
Common stock repurchases, net	—	—	—	—	—	—	—	—	(10,072,062)	(101)	(75,872)	—	—	(75,973)
Dividends declared:
Common Stock, $0.465 per share	—	—	—	—	—	—	—	—	—	—	—	—	(107,456)	(107,456)
Series A Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	—	—	—	—	(6,162)	(6,162)
Series B Preferred Stock, $0.86 per share	—	—	—	—	—	—	—	—	—	—	—	—	(4,036)	(4,036)
Series D Preferred Stock, $0.94 per share	—	—	—	—	—	—	—	—	—	—	—	—	(7,438)	(7,438)
Series E Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	—	—	—	—	(4,236)	(4,236)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	297,747	3	5,601	—	—	5,604
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(52,483)	(1)	(655)	—	—	(656)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(213,522)	(213,522)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	58,744	—	58,744
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	552	—	552
Balance, June 30, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	221,224,341	$3,541	$4,288,338	$33,452	$(2,493,192)	$1,832,379

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	228,730,355	$3,617	$4,342,134	$(15,755)	$(2,414,684)	$1,915,552
Common stock repurchases, net	—	—	—	—	—	—	—	—	(7,654,620)	(77)	(56,479)	—	—	(56,556)
Dividends declared:
Common Stock, $0.19 per share	—	—	—	—	—	—	—	—	—	—	—	—	(43,429)	(43,429)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)
Series D Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,719)	(3,719)
Series E Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	201,089	2	3,338	—	—	3,340
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(52,483)	(1)	(655)	—	—	(656)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(24,143)	(24,143)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	50,466	—	50,466
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	(1,259)	—	(1,259)
Balance, June 30, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	221,224,341	$3,541	$4,288,338	$33,452	$(2,493,192)	$1,832,379

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2023	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,885,197	$3,639	$4,350,112	$(14,096)	$(1,702,143)	$2,637,752	$1,397	$2,639,149
Dividends declared:
Common Stock, $0.675 per share	—	—	—	—	—	—	—	—	—	—	—	—	(145,677)	(145,677)	—	(145,677)
Series A Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	—	—	—	—	(6,162)	(6,162)	—	(6,162)
Series B Preferred Stock, $0.86 per share	—	—	—	—	—	—	—	—	—	—	—	—	(4,036)	(4,036)	—	(4,036)
Series D preferred stock, $0.94 per share	—	—	—	—	—	—	—	—	—	—	—	—	(7,438)	(7,438)	—	(7,438)
Series E preferred stock, $0.92 per share	—	—	—	—	—	—	—	—	—	—	—	—	(4,236)	(4,236)	—	(4,236)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	(16,475)	—	3,406	—	—	3,406	907	4,313
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(63,347)	(1)	(423)	—	—	(424)	—	(424)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(73)	(73)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(59,415)	(59,415)	—	(59,415)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,498	—	1,498	—	1,498
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	5,765	—	5,765	—	5,765
Balance June 30, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,805,375	$3,638	$4,353,095	$(6,833)	$(1,929,107)	$2,421,033	$2,231	$2,423,264

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, March 31, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,846,571	$3,639	$4,351,577	$(11,844)	$(1,818,753)	$2,524,859	$1,809	$2,526,668
Dividends declared:														—
Common Stock, $0.40 per share	—	—	—	—	—	—	—	—	—	—	—	—	(63,754)	(63,754)	—	(63,754)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)	—	(2,018)
Series D preferred stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—		(3,719)	(3,719)	—	(3,719)
Series E preferred stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Equity-based compensation	—	—	—	—	—	—	—	—	17,203	—	1,886	—	—	1,886	454	2,340
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(58,399)	(1)	(368)	—	—	(369)	—	(369)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,664)	(35,664)	—	(35,664)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	2,472	—	2,472	—	2,472
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	2,539	—	2,539	—	2,539
Balance, June 30, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,805,375	$3,638	$4,353,095	$(6,833)	$(1,929,107)	$2,421,033	$2,231	$2,423,264

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(213,522)	$(59,415)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	72,166	89,693
Amortization of intangibles	59,566	91,800
Amortization of deferred financing costs	4,985	4,974
Amortization of discounts on mortgages and senior notes	28,569	39,418
Amortization of below-market lease liabilities	(4,735)	(5,979)
Amortization of above-market lease assets	5,372	9,482
Amortization related to right-of-use assets	755	623
Amortization of lease incentives	1,011	468
Unbilled straight-line rent	(8,194)	(9,911)
Equity-based compensation	6,431	4,313
Unrealized losses (gains) on foreign currency transactions, derivatives, and other	10,481	(1,489)
Unrealized losses (gains) on undesignated foreign currency advances and other hedge ineffectiveness	12,675	(1,332)
Net loss on multi-tenant disposition receivable	13,766	—
Loss on extinguishment and modification of debt	19,864	13,148
Loss (gain) on dispositions of real estate investments	52,096	(39,969)
Lease incentive and commission payments	(5,343)	(473)
Impairment charges	70,127	31,729
Goodwill impairment	7,134	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(2,008)	9,834
Accounts payable and accrued expenses	(28,044)	(13,878)
Prepaid rent	8,042	(491)
Net cash provided by operating activities	111,194	162,545
Cash flows from investing activities:
Capital expenditures	(19,579)	(18,479)
Net proceeds from dispositions of real estate investments	1,250,952	299,607
Cash received from multi-tenant disposition receivable	22,624	—
Net cash provided by investing activities	1,253,997	281,128
Cash flows from financing activities:
Borrowings under revolving credit facilities	453,000	411,262
Repayments on revolving credit facilities	(1,175,170)	(406,726)
Proceeds from mortgage notes payable	—	317,512
Principal payments on mortgage notes payable	(489,982)	(583,857)
Penalties and charges related to repayments and early repayments of debt	(2,560)	(13,058)
Common shares repurchased upon vesting of restricted stock	(655)	(424)
Repurchases of Common Stock, net	(75,973)	—
Payments of financing costs	—	(7,605)
Dividends paid on Common Stock	(107,421)	(145,216)
Dividends paid on Series A Preferred Stock	(6,162)	(6,162)
Dividends paid on Series B Preferred Stock	(4,036)	(4,036)
Dividends paid on Series D Preferred Stock	(7,438)	(7,438)
Dividends paid on Series E Preferred Stock	(4,236)	(4,236)
Distributions to non-controlling interest holders	—	(73)
Net cash used in financing activities	(1,420,633)	(450,057)
Net change in cash, cash equivalents and restricted cash	(55,442)	(6,384)
Effect of exchange rate changes on cash	13,382	16,478
Cash, cash equivalents and restricted cash, beginning of period	224,208	162,399
Cash, cash equivalents and restricted cash, end of period	$182,148	$172,493

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents, end of period	$144,809	$122,181
Restricted cash, end of period	37,339	50,312
Cash, cash equivalents and restricted cash, end of period	$182,148	$172,493

Non-Cash Investing and Financing Activity:
Loss on extinguishment of debt	$17,304	$90
Accrued capital expenditures	3	315
Mortgages assumed by the buyer as part of consideration for dispositions of real estate	466,274	—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the “Company”) is an internally managed real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global diversified portfolio of strategically located commercial real estate properties.
During the six months ended June 30, 2025, the Company completed the sale of 99 of its multi-tenant retail properties to RCG Venture Holdings, LLC (“RCG”) pursuant to a purchase and sale agreement, dated as of February 25, 2025 (the “Multi-Tenant Retail PSA”). Under the Multi-Tenant Retail PSA, the Company agreed to sell 100 multi-tenant retail properties (the “Multi-Tenant Retail Portfolio”) to RCG (the “Multi-Tenant Retail Disposition”), however the tenant at one property, which was part of the Multi-Tenant Retail Portfolio, exercised its right of first refusal and decided to purchase the property from the Company. As a result, a total of 99 properties were ultimately sold to RCG and one property was sold to the tenant who exercised its right of first refusal.
The results of operations of the Multi-Tenant Retail Portfolio are currently reported as part of discontinued operations (for additional information on the sale of the Multi-Tenant Retail Portfolio, see Note 3 — Multi-Tenant Retail Disposition).
As of June 30, 2025, the Company owned 911 properties consisting of 44.0 million rentable square feet, which were 97.7% leased, with a weighted-average remaining lease term of 6.2 years. Based on the percentage of annualized rental income on a straight-line basis as of June 30, 2025, approximately 70% of the Company’s properties were located in the U.S. and Canada and approximately 30% were located in Europe. In addition, as of June 30, 2025, the Company’s portfolio was comprised of 47% Industrial & Distribution properties, 26% Retail properties and 27% Office properties. The percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of June 30, 2025. The straight-line rent includes amounts for tenant concessions.
Substantially all of our business is conducted through Global Net Lease Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and The Necessity Retail REIT Operating Partnership, L.P., a Delaware limited partnership (“RTL OP,” and together with the OP, the “OPs”), and each of their wholly-owned subsidiaries.
The Company has its own dedicated workforce, which manages the advisory and property management functions of the Company. The Company rents office space for its own dedicated workforce at a property owned by affiliates of AR Global Investments, LLC, the former advisor to the Company (the “Former Advisor”).
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
Note 2 — Basis of Presentation
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the entire year or any subsequent interim period.
Entry into the Multi-Tenant Retail PSA to sell the Multi-Tenant Retail Portfolio to RCG (as discussed above) represented a strategic shift in the Company’s business which initially met the held-for-sale and discontinued operations accounting criteria as of March 31, 2025 and continued to do so as of June 30, 2025. Accordingly, the Company is separately reporting the results of these properties as discontinued operations in its consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 and is presenting the related assets and liabilities separately in its consolidated balance sheets as of June 30, 2025 and December 31, 2024. For additional information on the Multi-Tenant Retail Disposition, see Note 3 — Multi-Tenant Retail Disposition.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2025. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
significant accounting policies during the six months ended June 30, 2025 (see “—Recently Issued Accounting Pronouncements” section below).
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
Pending Adoption as of June 30, 2025:
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
Note 3 — Multi-Tenant Retail Disposition
During the second quarter of 2025, the Company completed the Second Closing and Third Closing, resulting in the Multi-Tenant Retail Disposition being fully consummated (the First Closing was completed in the first quarter of 2025). The contract sale price of approximately $1.780 billion for the Multi-Tenant Retail Disposition is subject to various adjustments, some of which pertain to leases that the Company has negotiated, which were not finalized as of the signing of the Multi-Tenant Retail PSA or as of the time of the Closings. The closings occurred in the following stages (collectively, the “Closings”):
•On March 25, 2025, the Company completed the sale of 59 unencumbered properties (the “First Closing”).
•On June 10, 2025, the Company completed the sale of 28 encumbered properties (the “Second Closing”).
•On June 18, 2025, the Company completed the sale of 12 encumbered properties (the “Third Closing”).
•On June 30, 2025, the Company completed the sale of the one property whose tenant exercised its right of first refusal.
The Company recorded a gain on sale of $33.2 million for the three months ended June 30, 2025 and a loss on sale of approximately $52.0 million during the six months ended June 30, 2025, related to the Multi-Tenant Retail Disposition. These amounts are recorded in loss from discontinued operations in the Company’s consolidated statement of operations for the three and six months ended June 30, 2025. The consideration paid to the Company for the Second Closing and Third Closing included the assumption of two mortgages by RCG. The amount of principal assumed by RCG for these mortgages was $256.3 million and $210.0 million, respectively (see Note 5 — Mortgage Notes Payable, Net for additional information).
Discontinued Operations
As described in more detail in Note 2 — Basis of Presentation, entry into the Multi-Tenant Retail PSA represented a strategic shift in the Company’s business which initially met the held-for-sale and discontinued operations accounting criteria as of March 31, 2025 and continued to do so as of June 30, 2025. In connection with this transaction, the Company recorded receivables for the expected consideration (collectively, the “Multi-Tenant Disposition Receivable”) to be received by the

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Company from RCG for leases in process at the time of, and specifically related to the Closings (see the “Multi-Tenant Disposition Receivable, Net” section below for additional information).
The following table presents the assets and liabilities associated with the Multi-Tenant Retail Portfolio. As of December 31, 2024, this includes assets and liabilities associated with the entire Multi-Tenant Retail Disposition, which includes the one property which was sold to the tenant who exercised its right of first refusal. As of June 30, 2025, this includes any remaining asset and liability balances that are expected to be settled over time, however, all 100 properties related to the Multi-Tenant Retail Disposition have been sold as of June 30, 2025 and therefore are not included in the June 30, 2025 balances below:

(in thousands)	June 30, 2025	December 31, 2024
ASSETS
Land	$—	$369,829
Buildings, fixtures and improvements	—	1,172,804
Construction in progress	—	986
Acquired intangible lease assets	—	362,370
Total real estate investments, at cost	—	1,905,989
Less accumulated depreciation and amortization	—	(164,720)
Total real estate investments, net	—	1,741,269
Unbilled straight line rent	—	9,697
Operating lease right-of-use asset	—	8,107
Prepaid expenses and other assets	2,337	57,058
Assets related to discontinued operations	$2,337	$1,816,131

LIABILITIES
Mortgage notes payable, net	$—	$453,098
Acquired intangible lease liabilities, net	—	52,447
Accounts payable and accrued expenses	7,470	22,857
Operating lease liability	—	8,253
Prepaid rent	—	15,163
Liabilities related to discontinued operations	$7,470	$551,818

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The operating results of the Multi-Tenant Retail Portfolio were as follows for the periods noted:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025 (1)	2024	2025 (1), (2)	2024
Revenue from tenants	$19,794	$57,822	$76,637	$115,987

Expenses:
Property operating	6,589	19,599	26,020	39,633
Merger, transaction and other costs	8	(4)	83	4
General and administrative	1,396	1,450	2,651	2,964
Depreciation and amortization	—	32,839	29,762	67,667
Total expenses	7,993	53,884	58,516	110,268
Operating income before loss on dispositions of real estate investments	11,801	3,938	18,121	5,719
Gain (loss) on dispositions of real estate investments	33,232	(12)	(51,955)	(13)
Operating income (loss) of discontinued operations	45,033	3,926	(33,834)	5,706
Other income (expense):
Interest expense (3)	(6,374)	(17,831)	(23,831)	(35,991)
Loss on extinguishment and modification of debt (4)	(15,164)	(1)	(15,098)	(1)
(Loss) gain on derivative instruments	(15,781)	21	(13,768)	21
Other income	1	(36)	35	(12)
Total other expense, net	(37,318)	(17,847)	(52,662)	(35,983)
Net income (loss) before income tax	7,715	(13,921)	(86,496)	(30,277)
Income tax expense	—	—	—	(30)
Income (loss) from discontinued operations	$7,715	$(13,921)	$(86,496)	$(30,307)
__________
(1) Includes results of the 28 properties included in the Second Closing through June 10, 2025, the results of the 12 properties included in the Third Closing through June 18, 2025 and the results of the one property which was sold to the tenant who exercised its right of first refusal through June 30, 2025.
(2) Includes results of the 59 properties included in the First Closing through March 25, 2025.
(3) Interest expense is comprised of interest on the Company’s Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) and interest from the two mortgages that were assumed by RCG in the Multi-Tenant Retail Disposition. The Company calculated interest expense consistently in both periods and, for the Revolving Credit Facility, used the amount of the Revolving Credit Facility that would have been required to be paid back upon removal of the Multi-Tenant Retail Portfolio from the borrowing base, multiplied by the weighted-average interest rate of the Revolving Credit Facility.
(4) Primarily represents the acceleration of the unamortized discount on the two mortgages that were assumed by RCG.
The cash flows related to the Multi-Tenant Retail Portfolio have not been segregated and are included in the consolidated statements of cash flows. The following table presents certain cash flow information for the Multi-Tenant Retail Portfolio:

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Depreciation	$9,701	$19,035
Amortization of intangibles	20,061	48,632
Amortization of discounts on mortgages	2,376	2,814
Amortization of below-market lease liabilities	(1,679)	(3,513)
Amortization of above-market lease assets	1,922	4,465
Unbilled straight-line rent	2,496	2,887
Loss from embedded derivative feature of multi-tenant disposition receivable	13,766	—
Loss on extinguishment of debt	15,098	—
Cash proceeds - multi-tenant disposition receivable	22,624	—
Net proceeds from the Multi-Tenant Retail Disposition	1,092,812	—

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Multi-Tenant Disposition Receivable, Net
At the time of the Closings, the Company recorded receivables from RCG which comprise the Multi-Tenant Disposition Receivable. As part of the portfolio sold, there are leases that had not yet commenced at the time of the Closings. As part of the transaction, the Company agreed to receive proceeds attributed to each of those leases when the respective tenants move into their space.
This receivable balance of $90.2 million as of June 30, 2025 was recorded at fair value and is comprised of a gross receivable of $117.9 million and a net adjustment to fair value of $27.7 million. In calculating the fair value, the Company applied probability weighting, using a range of probabilities from 0% to 98% for the likelihood of the tenants moving to open and operating status and in addition applied a discount rate of 9.5%. This receivable is classified as Level 3 of the fair value hierarchy due to the use of unobservable inputs (see Note 8 — Fair Value of Financial Instruments for additional information) and it represents the full potential amount to be received less the fair value of the embedded derivative ascribed to the potential variability of these commencements. This feature is marked to market each period with changes in value being recorded through earnings. In the first and second quarters of 2025, the Company resolved contingencies associated with potential commencements and obtained new facts and circumstances associated with other ongoing lease certain leases. As a result, in the three and six months ended June 30, 2025, the Company adjusted the fair value of the embedded derivative to account for those resolutions, which represented a change of $15.8 million and $13.8 million in losses, respectively, and is presented in the (loss) gain on derivative instruments line item of the consolidated statement of operations.
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
The First Closing of the Multi-tenant Retail Disposition was considered a triggering event, requiring the Company to perform a reassessment of the Multi-Tenant Retail segment’s goodwill as of March 31, 2025 since all of the segment’s properties (with the exception of one) were expected to be, and were ultimately, sold by the end of the second quarter of 2025 as part of the Multi-Tenant Retail Disposition. Based on this assessment, the Company determined that goodwill was impaired and recorded an impairment charge of $7.1 million in the first quarter of 2025, which represented a write off of the entire segment’s goodwill. This amount is presented in the goodwill impairment line item of the consolidated statement of operations for the six months ended June 30, 2025.
Note 4 — Real Estate Investments, Net
Property Acquisitions
The Company did not acquire any properties during any of the three and six month periods ended June 30, 2025 or 2024.
Acquired Intangible Lease Assets and Liabilities
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company recorded $0.5 million and $9.5 million of impairment charges on its acquired intangible assets and liabilities during the three and six months ended June 30, 2025, respectively, and did not record any impairment charges on its acquired intangible assets and liabilities during the three and six months ended June 30, 2024.
Impairment Charges
The Company recorded aggregate impairment charges of approximately $9.8 million and $70.1 million during the three and six months ended June 30, 2025, respectively, and recorded impairment charges of approximately $27.4 million and $31.7 million during the three and six months ended June 30, 2024, respectively.
•During the three months ended June 30, 2025, the Company determined that 21 of its properties (20 of which were located in the U.S. and one was located in Europe) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties less selling costs, and as a result, the Company recorded an impairment charge of approximately $9.8 million.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
•During the three months ended March 31, 2025, the Company determined that 69 of its properties (68 located in the U.S. and one located in the U.K.) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties less selling costs, and as a result, the Company recorded an impairment charge of approximately $60.3 million.
•During the three months ended June 30, 2024, the Company determined that six of its properties located in the U.S. (three of which were acquired in the acquisition of the Necessity Retail REIT, Inc. (“RTL”) (the “REIT Merger”)) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, the Company recorded an impairment charge of approximately $27.4 million. The majority of the impairment charge was related to legacy GNL properties.
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
As of June 30, 2025, the Company evaluated its real estate assets and liabilities for held for sale classification and determined that 43 properties qualified for held for sale treatment. Because these assets and liabilities are considered held for sale, the operating results remain classified within continuing operations for all periods presented.
The following table details the major classes of the real estate assets and liabilities associated with the properties that the Company determined to be classified as held for sale as of June 30, 2025 and December 31, 2024.

(In thousands)	June 30, 2025	December 31, 2024
Land	$8,734	$4,574
Buildings, fixtures and improvements	25,034	11,658
Acquired intangible lease assets	3,467	1,627
Above-market leases	1,370	—
Real estate assets held for sale, at cost	38,605	17,859
Less: accumulated depreciation and amortization	(1,109)	(453)
Real estate assets held for sale, net	$37,496	$17,406

Below-market leases	$404	$—
Less: accumulated amortization	(25)	—
Real estate liabilities held for sale, net	$379	$—
Real Estate Dispositions (Not Including the Multi-Tenant Retail Disposition)
During the three months ended June 30, 2025, the Company sold 94 properties (five Industrial and Distribution properties, 88 Retail properties and one Office property) and during the six months ended June 30, 2025, the Company sold 110 properties, (six Industrial and Distribution properties, 101 Retail properties and three Office properties), not including the properties sold as part of the Multi-Tenant Retail Disposition (see Note 3 — Multi-Tenant Retail Disposition for additional information). As a result, the Company recorded a net gain from the sale of properties of $1.5 million and net loss of $0.1 million (not including the Multi-Tenant Retail Disposition), which is recorded in continuing operations, during the three and six months ended June 30, 2025, respectively.
During the three and six months ended June 30, 2024, the Company sold 36 and 55 properties, respectively, and recorded net gains of $34.1 million and $40.0 million, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
We disposed of a portfolio of assets at the end of June 2025, which resulted in approximately $21.9 million in receivables owed from the buyer for net proceeds on sale. This receivable was recorded within prepaid expenses and other assets on the balance sheet as of June 30, 2025. We received the proceeds from sale in early July 2025.
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2025 and December 31, 2024. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of June 30, 2025 or December 31, 2024, or both. Michigan is included in the United States concentration of 69.5%.

Country / U.S. State	June 30, 2025	December 31, 2024
United States	69.5%	80.1%
Michigan	11.4%	9.2%
United Kingdom	15.5%	10.4%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 5 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of June 30, 2025 and December 31, 2024 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1), (2)		Effective Interest Rate	Interest Rate
Country	Portfolio		June 30, 2025	December 31, 2024			Maturity	Anticipated Repayment (3)
			(In thousands)	(In thousands)
Finland:	Finland Properties (4)	5	$86,899	$76,866	5.0%	Fixed/Variable	Jan. 2029	Jan. 2029

	Total EUR denominated	5	86,899	76,866

United States:	Penske Logistics	1	70,000	70,000	4.7%	Fixed	Nov. 2028	Nov. 2028
	Multi-Tenant Mortgage Loan I	10	162,580	162,580	4.4%	Fixed	Nov. 2027	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	Fixed	Feb. 2028	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	Fixed	Dec. 2028	Dec. 2028
	Multi-Tenant Mortgage Loan IV	15	90,111	90,111	4.6%	Fixed	May 2029	May 2029
	Multi-Tenant Mortgage Loan V	11	139,771	139,771	3.7%	Fixed	Oct. 2029	Oct. 2029
	2019 Class A-1 Net-Lease Mortgage Notes	68	94,446	105,859	3.8%	Fixed	May 2049	May 2026
	2019 Class A-2 Net-Lease Mortgage Notes	71	118,493	118,798	4.5%	Fixed	May 2049	May 2029
	2021 Class A-1 Net-Lease Mortgage Notes	45	45,267	49,362	2.2%	Fixed	May 2051	May 2028
	2021 Class A-2 Net-Lease Mortgage Notes	45	78,189	85,262	2.8%	Fixed	May 2051	May 2031
	2021 Class A-3 Net-Lease Mortgage Notes	34	34,997	34,997	3.1%	Fixed	May 2051	May 2028
	2021 Class A-4 Net-Lease Mortgage Notes	33	54,995	54,995	3.7%	Fixed	May 2051	May 2031
	Column Financial Mortgage Notes (5)	—	—	463,370	—%	Fixed	N/A	N/A
	Mortgage Loan II (6)	—	—	210,000	—%	Fixed	N/A	N/A
	Mortgage Loan III	22	33,400	33,400	4.1%	Fixed	Jan. 2028	Jan. 2028
	CMBS Loan (7)	—	—	260,000	—%	Fixed	N/A	N/A
	CMBS Loan II	20	237,000	237,000	5.8%	Fixed	Apr. 2029	Apr. 2029
	Total USD denominated	390	1,290,499	2,246,755
	Gross mortgage notes payable	395	1,377,398	2,323,621	4.4%
	Mortgages classified in discontinued operations:
	Mortgage Loan II (6)	—	—	(210,000)
	CMBS Loan (7)	—	—	(260,000)
	Gross mortgage notes payable (continuing operations)	395	1,377,398	1,853,621
	Mortgage discounts		(54,677)	(73,542)
	Deferred financing costs, net of accumulated amortization (8)		(10,003)	(11,471)
	Mortgage notes payable, net	395	$1,312,718	$1,768,608	4.4%

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
(4)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor and reflects the Euribor rate in effect as of June 30, 2025. This loan was extended from its original maturity date of February 2024 to February 2029.
(5)This mortgage was repaid in May 2025, primarily using borrowings under the USD portion of the Company’s Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility).
(6)This mortgage was assumed by RCG as part of the completion of the Multi-Tenant Retail Disposition in the second quarter of 2025. As of December 31, 2024, this mortgage was classified within discontinued operations (see Note 3 — Multi-Tenant Retail Disposition for additional information).
(7)Approximately $256.3 million of the original principal amount of this mortgage was assumed by RCG as part of the completion of the Multi-Tenant Retail Disposition in the second quarter of 2025, and the remaining principal of approximately $3.7 million was repaid by the Company. As of December 31, 2024, this mortgage was classified within discontinued operations (see Note 3 — Multi-Tenant Retail Disposition for additional information).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next four calendar years and thereafter as of June 30, 2025:

(In thousands)	Future Principal Payments (1)
2025 Remainder	$549
2026	94,814
2027	163,191
2028	315,525
2029	670,135
Thereafter	133,184
Total	$1,377,398
______
(1)Assumes exchange rates of £1.00 to $1.37 for British Pounds Sterling (“GBP”) and €1.00 to $1.17 for Euros (“EUR”) as of June 30, 2025 for illustrative purposes, as applicable.
The total gross carrying value of the Company’s unencumbered assets as of June 30, 2025 was $3.85 billion, and approximately $3.82 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) and therefore is not currently available to serve as collateral for future borrowings under the Revolving Credit Facility or, subsequent to August 6, 2025, the August 2025 Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility).
Mortgage Covenants
As of June 30, 2025, the Company was in compliance with all property-level debt covenants with the exception of three property-level debt instruments. For those three property-level debt instruments, the Company either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under the Company’s Revolving Credit Facility or, subsequent to August 6, 2025, the August 2025 Revolving Credit Facility. While the restricted cash cannot not be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on the Company’s liquidity or its ability to operate the impacted assets.
Note 6 — Revolving Credit Facility
The table below details the outstanding balances as of June 30, 2025 and December 31, 2024 under the credit agreement with KeyBank National Association, as agent, and the other lenders party thereto which was originally entered into on July 24, 2017 and has been amended from time to time (the “Credit Agreement”). The Credit Agreement consists solely of the senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”). The aggregate total commitments under the Revolving Credit Facility were $1.95 billion and the sublimits for letters of credit and swing loans were $75.0 million.

	June 30, 2025					December 31, 2024
(In thousands)	TOTAL USD (1)	USD (3)	GBP (4)	EUR (5)	CAD (6)	TOTAL USD (2)	USD	GBP	EUR	CAD
Revolving Credit Facility	$740,682	$217,119	£—	€422,145	$38,000	$1,390,292	$494,119	£344,000	€422,145	$38,000
(1) Assumes exchange rates of £1.00 to $1.37 for GBP, €1.00 to $1.17 for EUR and $1.00 Canadian Dollar (“CAD”) to $0.73 as of June 30, 2025 for illustrative purposes, as applicable.
(2) Assumes exchange rates of £1.00 to $1.25 for GBP , €1.00 to $1.04 for EUR and $1.00 CAD to $0.70 as of December 31, 2024 for illustrative purposes, as applicable.
(3) The USD portion of the Revolving Credit Facility is 100% variable and, as of June 30, 2025, had a weighted-average effective interest rate of 6.1%.
(4) The GBP portion of the Revolving Credit Facility was paid off with proceeds received at the First Closing of the Multi-Tenant Retail Disposition.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
(5) The EUR portion of Revolving Credit Facility is 59.2% fixed via swaps and, as of June 30, 2025, had a weighted-average effective interest rate of 3.8% after giving effect to interest rate swaps in place.
(6) The CAD portion of Revolving Credit Facility is 100% variable and, as of June 30, 2025, had a weighted-average effective interest rate of 4.6%.

On August 6, 2025, the OP, as borrower, together with the Company and certain subsidiaries of the OP acting as guarantors, entered into a credit agreement (the “August 2025 Credit Agreement” and the credit facilities provided thereunder, collectively, the “August 2025 Revolving Credit Facility”) with BMO Bank N.A. (“BMO”), as agent, and the other lender parties thereto. The proceeds of the transaction were used, in part, to prepay in full and terminate the Credit Agreement. See Note 16 – Subsequent Events – August 2025 Revolving Credit Facility for additional information.
Credit Agreement — Terms
The Revolving Credit Facility required payments of interest only prior to maturity. Borrowings under the Revolving Credit Facility bore interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the Credit Agreement) or (ii) the applicable Benchmark Rate (as defined in the Credit Agreement) for the currency being borrowed. The applicable interest rate margin was based on a range from 0.30% to 0.90% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark Rate borrowings under the Revolving Credit Facility. For Benchmark Rate Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there was an additional spread adjustment depending on the length of the interest period. As of June 30, 2025, the Revolving Credit Facility had a weighted-average effective interest rate of 4.5% after giving effect to interest rate swaps in place.
The Revolving Credit Facility was scheduled to mature on October 8, 2026, subject to the Company’s option, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Revolving Credit Facility could be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs associated with borrowings for the applicable Benchmark Rate.
The Revolving Credit Facility required the Company through the OP to pay an unused fee per annum of 0.25% of the unused balance of the Revolving Credit Facility if the unused balance exceeded or was equal to 50% of the total commitment or a fee per annum of 0.15% of the unused balance of the Revolving Credit Facility if the unused balance is less than 50% of the total commitment.
The Revolving Credit Facility was supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that served as guarantors thereunder. The availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company or its subsidiaries and compliance with various ratios related to those assets. As of June 30, 2025, approximately $645.2 million was available for future borrowings under the Revolving Credit Facility. Borrowings may, at the option of the Company, be denominated in USD, EUR, CAD, GBP, Norwegian Krone, Swedish Krona and Swiss Francs provided that the total principal amount of non-USD loans could not exceed the sum of the total revolving commitments minus $100.0 million. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed.
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
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Revolving Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on index borrowings. Upon an event of a default, lenders had the right to terminate their obligations under the Revolving Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Credit Agreement contained various customary operating covenants, including covenants restricting, among other things, restricted payments, including dividends (see below) and on share repurchases not to exceed $300.0 million in the aggregate pursuant to any stock buyback program authorized by the Board (see Note 10 — Stockholders’ Equity for additional information on Common Stock repurchases), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business. The Credit Agreement also contained financial maintenance covenants with respect to maximum leverage, minimum fixed charge coverage, maximum secured leverage, maximum secured recourse debt, minimum tangible net worth, maximum unencumbered leverage and unencumbered debt service coverage. As of June 30, 2025, the Company was in compliance with all covenants under the Credit Agreement.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Under the terms of the Credit Agreement, the Company could not pay distributions, including cash dividends payable with respect to Common Stock, the Company’s 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series B Preferred Stock”), its Series D Preferred Stock, its Series E Preferred Stock, or any other class or series of stock the Company may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, or any other class or series of stock the Company may issue in the future that exceed 100% of the Company’s Adjusted FFO, as defined in the Credit Agreement (which is different from AFFO disclosed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, the Company could pay cash dividends and other distributions, and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of its Adjusted FFO. However, notwithstanding the preceding sentence, the Company was permitted to make restricted payments (including the making of distributions and share repurchases) in an amount required to be paid by the Company in order for it to (x) maintain its REIT status for federal and state income tax purposes and (y) avoid the payment of federal and state income or excise tax. During a payment or bankruptcy event of default, restricted payments by the Company could only be permitted up to the minimum amount needed to maintain the Company’s status as a REIT for federal and state income tax purposes.
The Company’s ability to comply with the restrictions on the payment of distributions in the Credit Agreement depended on its ability to generate sufficient cash flows that in the applicable periods exceed the level of Adjusted FFO required by these restrictions. If the Company were not able to generate the necessary level of Adjusted FFO, the Company would have had to reduce the amount of dividends paid on the common and the preferred stock or consider other actions. Alternatively, the Company could elect to pay a portion of its dividends on the Common Stock in additional shares of Common Stock if approved by the Board.
The Company and certain subsidiaries of the OP acting as guarantors (the “Guarantors”) guaranteed, and any wholly owned eligible direct or indirect subsidiary of the OP that directly or indirectly owns or leases a real estate asset added to the pool of eligible unencumbered properties required to be maintained under the Credit Agreement was required to guarantee, the OP’s obligations under the Revolving Credit Facility. The Guarantors guaranteed the OP’s obligations under the Revolving Credit Facility pursuant to one or more guarantees (collectively, the “Guaranty”) and a related contribution agreement which governed contribution rights of the Guarantors in the event any amounts become payable under the Guaranty. For any Guarantor subsidiary of the OP, the Guaranty would be released if the Company achieves an investment grade credit rating from at least one rating agency, but will again be required (i) if the Company lost its investment grade credit rating, or (ii) with respect to any Guarantor subsidiary of the Company, for so long as the subsidiary was the primary obligor under or provides a guaranty to any holder of unsecured indebtedness.
Note 7 — Senior Notes, Net
The details of the Company’s senior notes are as follows:

(In thousands)	June 30, 2025	December 31, 2024
3.75% Senior Notes
Aggregate principal amount	$500,000	$500,000
Less: Deferred financing costs	(3,412)	(4,100)
3.75% Senior Notes, net	496,588	495,900

4.50% Senior Notes
Aggregate principal amount	500,000	500,000
Less: Discount	(79,724)	(89,799)
4.50% Senior Notes, net	420,276	410,201

Senior Notes, Net	$916,864	$906,101

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
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
As of June 30, 2025, the Company was in compliance with the covenants under the Indenture governing the 3.75% Senior Notes.
4.50% Senior Notes
The Company is a guarantor of the 4.50% Senior Notes (the “4.50% Senior Notes” and the indenture governing such notes, as supplemented from time to time, the “4.50% Senior Notes Indenture”) issued by RTL and the RTL OP (the “4.50% Senior Note Issuers”). The assumption and guarantees made by the Company, the OP and certain of their subsidiaries (such entities, together with the existing subsidiary guarantors of RTL and the RTL OP, the “4.50% Senior Note Guarantors”) were made pursuant to a supplemental indenture governing the 4.50% Senior Notes. The 4.50% Senior Notes were recorded at their estimated fair value in connection with the REIT Merger, resulting in the recording of a discount. This discount is being amortized as an increase to interest expense over the remaining term of the 4.50% Senior Notes. The 4.50% Senior Notes, which RTL issued on October 7, 2021, were issued at par, will mature on September 30, 2028 and accrue interest at a rate of 4.50% per year. Interest on the 4.50% Senior Notes is payable semi-annually in arrears on March 30 and September 30 of each year and they do not require any principal payments prior to maturity.
As of June 30, 2025, the Company and the issuers under the Indenture were in compliance with the covenants under the Indenture governing the 4.50% Senior Notes.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. The Company has determined that its derivative valuations, with the exception of the multi-tenant receivable, net, are classified in Level 2 of the fair value hierarchy. See Note 3 — Multi-Tenant Retail Disposition for additional information on the multi-tenant receivable, net.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
The Company recorded impairments for real estate investments during the three and six months ended June 30, 2025 and 2024 (see Note 4 — Real Estate Investments, Net for additional information on impairment charges recorded by the Company). The impairments were based on the estimated selling prices, less selling costs, of the impaired properties. The carrying value of these impaired real estate investments on the consolidated balance sheet represents their estimated fair value at the time of impairment.
Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2025
Foreign currency forwards, net (GBP & EUR)	$—	$(8,509)	$—	$(8,509)
Interest rate swaps, net (USD & EUR)	$—	$(2,279)	$—	$(2,279)
Multi-tenant disposition receivable	$—	$—	$90,214	$90,214
December 31, 2024
Foreign currency forwards, net (GBP & EUR)	$—	$1,583	$—	$1,583
Interest rate swaps, net (USD,GBP & EUR)	$—	$(2,831)	$—	$(2,831)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2025 and year ended December 31, 2024.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The change in Level 3 assets was as follows for the periods presented:

(In thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning balance	$108,729	$—
Net receivable recorded for the First Closing	—	106,714
Net receivable recorded for the Second Closing	5,484	5,484
Net receivable recorded for the Third Closing	14,406	14,406
Net unrealized gain (loss)	(8,165)	(6,150)
Cash received for open and operating leases	(22,624)	(22,624)
Net realized gain (loss) (1)	(7,616)	(7,616)
Ending balance	$90,214	$90,214
__________
(1) Realized losses includes write-offs for tenants that are not yet open and operating, or tenants that opened and began operations for which the Company has or have not received cash proceeds. For additional information on the multi-tenant disposition receivable, see Note 3 —Multi-Tenant Retail Disposition.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
•As of June 30, 2025, the Company’s mortgage notes payable had a gross carrying value of $1.4 billion and a fair value of $1.3 billion. As of December 31, 2024 the Company’s mortgage notes payable had a gross carrying value of $2.3 billion and a fair value of $2.2 billion. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of June 30, 2025, the advances to the Company under the Revolving Credit Facility had a carrying value of $0.7 billion and a fair value of $0.7 billion. As of December 31, 2024, the advances to the Company under the Revolving Credit Facility had a carrying value of $1.4 billion and a fair value of $1.4 billion.
•As of June 30, 2025, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $480.0 million. As of December 31, 2024, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $458.1 million.
•As of June 30, 2025, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $485.0 million. As of December 31, 2024, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $458.8 million.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2025 and December 31, 2024:

(In thousands)	Balance Sheet Location	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$—	$(1,179)
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	—	(602)
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	—	260
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(2,279)	(1,310)
Total		$(2,279)	$(2,831)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$—	$1,156
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(6,319)	(628)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	—	1,055
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(2,190)	—
Total		$(8,509)	$1,583
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the three and six months ended June 30, 2025, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending June 30, 2026, the Company estimates that $1.1 million will be reclassified from other comprehensive income as an increase to interest expense.

In the first quarter of 2025 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur. The accelerated amount was a loss of $3.7 million, and is presented in the unrealized (losses) gains undesignated foreign currency advances and other hedge ineffectiveness line item in the Company’s consolidated statement of operations for the six months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2025		December 31, 2024
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	—	$—	3	$250,718
Interest rate “pay-fixed” swaps (EUR)	9	363,098	9	321,178
Interest rate “pay-fixed” swaps (USD)	—	—	9	600,000
Total	9	$363,098	21	$1,171,896

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Amount of (loss) gain recognized in AOCI from derivatives	$982	$7,390	$1,868	$14,382
Amount of loss reclassified from AOCI into income as interest expense	$151	$4,806	$(2,654)	$8,437
Total interest expense recorded in the consolidated statements of operations	$53,348	$71,984	$106,785	$136,577
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of June 30, 2025 and December 31, 2024 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the six months ended June 30, 2025 and the year ended December 31, 2024, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Revolving Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the three and six months ended June 30, 2025, the Company recorded losses of $6.3 million and $9.0 million, respectively, due to currency changes on the undesignated excess foreign currency advances over the related net investments. During the three and six months ended June 30, 2024, the Company recorded gains of $0.3 million and $1.3 million, respectively, due to currency changes on the undesignated excess foreign currency advances over the related net investments. These amounts are recorded in unrealized (losses) gains undesignated foreign currency advances and other hedge ineffectiveness in the Company’s consolidated statements of operations.

Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded a loss on derivative instruments of $8.8 million and $12.7 million, respectively, for the three and six months ended June 30, 2025, and gains of $0.5 million and $2.1 million for the three and six months ended June 30, 2024, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
As of June 30, 2025 and December 31, 2024, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	June 30, 2025		December 31, 2024
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	36	$107,656	30	$69,574
Foreign currency forwards (EUR-USD)	24	39,339	19	29,085
Total	60	$146,995	49	$98,659
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2025	$—	(10,788)	—	(10,788)	—	—	$(10,788)
December 31, 2024	$2,471	(3,719)	—	(1,248)	—	—	$(1,248)
In addition to the above derivative arrangements, the Company also uses non-derivative financial instruments to hedge its exposure to foreign currency exchange rate fluctuations as part of its risk management program, including foreign denominated debt issued and outstanding with third parties to protect the value of its net investments in foreign subsidiaries against exchange rate fluctuations. The Company has drawn, and expects to continue to draw, foreign currency advances under the Revolving Credit Facility or, subsequent to August 6, 2025, the August 2025 Revolving Credit Facility to fund certain investments in the respective local currency which creates a natural hedge against the original equity invested in the real estate investments, removing the need for the final cross currency swaps.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2025, the Company did not have any counterparties where the net derivative fair value held by that counterparty was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of June 30, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 10 — Stockholders' Equity
Common Stock
As of June 30, 2025 and December 31, 2024, the Company had 221,224,341 and 231,051,139, respectively, shares of Common Stock issued and outstanding, including Restricted Shares and excluding unvested restricted stock units (“RSUs”) and performance stock units (“PSUs”). Unvested RSUs and PSUs may be settled in shares of Common Stock in the future.
On May 23, 2025, the Company filed an amendment to its charter to increase the amount of its authorized shares of Common Stock from 250,000,000 to 400,000,000.
Share Repurchase Program
On February 20, 2025, the Board authorized a share repurchase program for up to an aggregate amount of $300 million of

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
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
During the three and six months ended June 30, 2025, the Company purchased 7,654,620 and 10,072,062 shares of Common Stock, respectively, for $56.5 million and $75.9 million, respectively.
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
During the three and six months ended June 30, 2025 and 2024 the Company did not sell any shares of Common Stock through the Common Stock ATM Program.
Preferred Stock
The Company is currently authorized to issue up to 40,000,000 shares of preferred stock.
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of June 30, 2025 and December 31, 2024. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of June 30, 2025 and December 31, 2024. The Company had 4,695,887 shares of Series B Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024.
•The Company has classified and designated 7,933,711 shares of its authorized Preferred Stock as authorized shares of Series D Preferred Stock, as of June 30, 2025. The Company had 7,933,711 shares of Series D Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024.
•The Company has classified and designated 4,595,175 shares of its authorized Preferred Stock as authorized shares of Series E Preferred Stock, as of June 30, 2025. The Company had 4,595,175 shares of Series E Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024.
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
During the three and six months ended June 30, 2025 and 2024, the Company did not sell any shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
June 30, 2025
(Unaudited)
Note 11 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2025, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 12 — Equity-Based Compensation
Incentive Plans
2025 Omnibus Incentive Compensation Plan
At the Company’s 2025 annual meeting of stockholders held on May 22, 2025, the Company’s stockholders approved the 2025 Omnibus Incentive Compensation Plan of Global Net Lease, Inc. (the “2025 Equity Plan”). The 2025 Equity Plan is a successor to the Company’s 2021 Omnibus Incentive Compensation Plan (the “2021 Equity Plan”), which was approved by the Company’s stockholders at the 2021 annual meeting of stockholders held on April 12, 2021.
The Company replaced the 2021 Equity Plan as a result of its prior grant of equity awards representing, in the aggregate, the entirety of the 6,300,000 shares of Common Stock reserved for issuance under the 2021 Equity Plan. Because the Company granted awards representing, in the aggregate, the entirety of the shares of Common Stock reserved for issuance under the 2021 Equity Plan, it could no longer make additional awards under the 2021 Equity Plan. The employees of the Former Advisor and its affiliates were also eligible to participate in the Company’s employee and director incentive restricted share plan (the “Restricted Share Plan”).
Upon approval of the 2025 Equity Plan, the total number of shares of Common Stock that are available for issuance or subject to awards is 8,000,000. Awards under the 2025 Equity Plan may be made in the form of Restricted Shares, RSUs, stock options, stock appreciation rights, performance awards (which may be either performance share units, performance units, or performance-based restricted stock), awards of shares not subject to forfeiture or other conditions, LTIP Units and other equity awards. Awards may be granted under the 2025 Equity Plan through May 22, 2035, 10 years following the date the Company’s stockholders approved the 2025 Equity Plan.
Generally, directors, officers, employees, and consultants of the Company are eligible to participate in the 2025 Equity Plan.
RSUs
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
The following table reflects the activity of RSUs outstanding for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2024	1,248,179	$7.89
Vested	(342,406)	7.96
Granted	986,582	7.39
Forfeitures	(21,237)	8.16
Unvested, June 30, 2025	1,871,118	7.61

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
The following table reflects the activity of Restricted Shares outstanding for the periods presented that impacted the Company:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2024	334,642	$11.88
Vested	(153,195)	9.61
Granted	—	—
Forfeitures	(11,249)	10.22
Unvested, June 30, 2025	170,198	14.03

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2023	565,620	$12.14
Vested	(161,619)	13.29
Granted	—	—
Forfeitures	(41,716)	10.95
Unvested, June 30, 2024	362,285	11.76

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
PSUs
In November 2023 and January 2025, the Compensation Committee approved awards of PSUs (the “2023 PSUs” and the “2025 PSUs”, respectively) pursuant to the 2021 Equity Plan to full-time employees of the Company. PSUs may be earned and become vested if the Company’s performance meets certain criteria (see below for more detail) over a three-year period performance period (the “PSU Performance Period”).
January 2025 Grant
The PSU Performance Period for the 2025 PSUs began on January 1, 2025 and ends on December 31, 2027 (the “2025 PSU Measurement Date”) and is generally subject to the applicable employee’s continued employment through the 2025 PSU Measurement Date.

	Level of Performance
	Threshold	Target	Maximum
Potential Number of 2025 PSUs to be Issued	417,135	834,270	1,877,107
Under accounting rules, the total fair value of the 2025 PSUs granted at the maximum level under the 2021 Equity Plan totaled $6.2 million and was fixed as of January 10, 2025, the date that the Board approved the award of the 2025 PSUs under the 2021 Equity Plan (the “2025 PSU Grant Date”). The fair value will not be remeasured in subsequent periods unless the 2025 PSUs are amended or there is a change in the expectation for the three-year debt reduction (net debt to adjusted EBITDA) performance metric. The fair value of the 2025 PSUs that were granted is being recorded evenly over the requisite service period which is approximately 3.0 years from January 13, 2025, ending on the 2025 PSU Measurement Date.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
November 2023 Grant
The PSU Performance Period for the 2023 PSUs began on October 1, 2023 and ends on September 30, 2026 (the “2023 PSU Measurement Date”) and generally subject to the applicable employee’s continued employment through the 2023 PSU Measurement Date.

	Level of Performance
	Threshold	Target	Maximum
Potential Number of 2023 PSUs to be Issued	234,200	468,392	1,288,072
Under accounting rules, the total fair value of the 2023 PSUs granted at the maximum level under the 2021 Equity Plan totaled $5.1 million and was fixed as of November 29, 2023, the date that the Board approved the award of 2023 PSUs under the 2021 Equity Plan (the “2023 PSU Grant Date”). The fair value will not be remeasured in subsequent periods unless the 2023 PSUs are amended. The fair value of the 2023 PSUs that were granted is being recorded evenly over the requisite service period which is approximately 2.8 years from November 29, 2023, ending on the 2023 PSU Measurement Date.
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
Compensation Expense
The combined compensation expense for RSUs, Restricted Shares and the 2023 and 2025 PSUs was $3.3 million and $6.4 million for the three and six months ended June 30, 2025, respectively. Compensation expense for these equity instruments is recorded as equity-based compensation in the accompanying consolidated statements of operations.
As of June 30, 2025, the Company had $11.7 million of unrecognized compensation cost related to RSUs granted, which is expected to be recognized over a weighted-average period of 2.0 years. As of June 30, 2025, the Company had $2.0 million of unrecognized compensation cost related to Restricted Share awards granted, which is expected to be recognized over a period of 1.9 years. As of June 30, 2025, the Company had $2.3 million of unrecognized compensation cost related to the 2023 PSUs granted, which is expected to be recognized over a period of 1.3 years, and as of June 30, 2025, the Company had unrecognized compensation cost of $5.1 million related to the 2025 PSUs, which is expected to be recognized over a period of 2.5 years.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 13 — Leases
Lessor Arrangements
As of June 30, 2025, the Company’s leases had a weighted-average remaining lease term of 6.2 years.
During the quarter ended June 30, 2025, the Company sold two parcels of land that were leased to tenants and had qualified as financing leases. The income from these leases was not significant, and as a result of the sales, the Company no longer has any financing leases.
Lessee Arrangements
As of June 30, 2025, the Company leases land under 16 ground leases associated with certain properties and also has two operating leases for office space. The aggregate durations for the ground leases and operating leases range from 5.0 to 119 years as of June 30, 2025. The Company did not enter into any new ground or operating leases during the first nine months of 2024.
As of June 30, 2025 and December 31, 2024, the Company’s balance sheets include ROU assets of $70.8 million and $66.2 million, respectively, and operating lease liabilities of $42.2 million and $40.1 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
As of June 30, 2025, the Company’s ground leases and operating leases have a weighted-average remaining lease term of approximately 24.5 years and a weighted-average discount rate of 5.41%. For the three and six months ended June 30, 2025, the Company paid cash of approximately $0.7 million and $1.7 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $0.8 million, respectively, on a straight-line basis in accordance with the standard.
For the three and six months ended June 30, 2024, the Company paid cash of approximately $0.9 million and $1.7 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $0.7 million, respectively, on a straight-line basis in accordance with the standard.
The following table reflects the base cash rental payments due from the Company as of June 30, 2025:

(In thousands)	Future Base Rent Payments (1)
2025 Remainder	1,825
2026	3,464
2027	3,535
2028	3,549
2029	3,557
Thereafter	56,504
Total minimum lease payments (2)	72,434
Less: Effects of discounting	(30,190)
Total present value of lease payments	$42,244
________
(1)Assumes exchange rates of £1.00 to $1.37 for GBP and €1.00 to $1.17 for EUR as of June 30, 2025 for illustrative purposes, as applicable.
(2)Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground rent for this property is prepaid through 2050.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Loss from continuing operations	$(31,858)	$(21,743)	$(127,026)	$(29,108)
Preferred stock dividends	(10,936)	(10,936)	(21,872)	(21,872)
Adjustments to net loss attributable to common stockholders for common share equivalents	(599)	(168)	(946)	(402)
Adjusted net loss attributable to common stockholders - Continuing Operations	(43,393)	(32,847)	(149,844)	(51,382)
Income (loss) from discontinued operations	7,715	(13,921)	(86,496)	(30,307)
Adjusted net loss attributable to common stockholders	$(35,678)	$(46,768)	$(236,340)	$(81,689)

Weighted average common shares outstanding — Basic and Diluted	222,960,030	230,380,574	226,591,693	230,350,148

Net loss from continuing operations — Basic and Diluted	$(0.19)	$(0.14)	$(0.66)	$(0.22)
Net loss from discontinued operations — Basic and Diluted	0.03	(0.06)	$(0.38)	$(0.13)
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.16)	$(0.20)	$(1.04)	$(0.35)
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
The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (see Note 12 — Equity-Based Compensation for additional information on all of the common share equivalents listed in the table below):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unvested RSUs (1)	1,885,808	1,065,245	1,815,148	843,200
Unvested Restricted Shares (2)	267,269	452,343	298,119	507,034
Unvested PSUs (3)	3,165,179	1,288,072	3,030,359	1,288,072
Class A Units (4)	—	115,857	—	115,857
Total common share equivalents excluded from calculation	5,318,256	2,921,517	5,143,626	2,754,163
(1) There were 1,871,118 and 1,122,852 unvested RSUs issued and outstanding as of June 30, 2025 and 2024, respectively.
(2) There were 170,198 and 362,285 unvested Restricted Shares issued and outstanding as of June 30, 2025 and 2024, respectively.
(3) There were 3,165,179 PSUs outstanding as of June 30, 2025 and 1,288,072 outstanding as of June 30, 2024.
(4) There were no Class A units outstanding as of June 30, 2025 and 115,857 outstanding as of June 30, 2024.
No PSU share equivalents were included in the calculation for the three and six months ended June 30, 2025 and 2024 since their impact was anti-dilutive.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 15 — Segment Reporting
As a result of the agreement to sell 100 of the 101 properties in its Multi-Tenant Retail segment in connection with the Multi-Tenant Retail Disposition, the Company determined, during the first quarter of 2025, that it has three remaining reportable segments based on property type: (1) Industrial & Distribution, (2) Retail and (3) Office. Previously, during the year ended December 31, 2024, the Company concluded it was operating in four segments.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The following table provides operating financial information for the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Industrial & Distribution:
Revenue from tenants	$54,997	$61,437	$113,008	$123,432
Property operating expense	4,235	4,916	9,507	9,566
Net Operating Income	$50,762	$56,521	$103,501	$113,866

Retail (1), (2):
Revenue from tenants	$35,357	$40,686	$72,314	$83,281
Property operating expense	3,002	4,032	6,893	9,124
Net Operating Income	$32,355	$36,654	$65,421	$74,157

Office (2):
Revenue from tenants	$34,551	$34,671	$71,998	$69,767
Property operating expense	4,781	4,120	9,571	9,378
Net Operating Income	$29,770	$30,551	$62,427	$60,389

Multi-Tenant Retail (3):
Revenue from tenants	$—	$8,670	$—	$16,864
Property operating expense	—	2,866	—	5,662
Net Operating Income	$—	$5,804	$—	$11,202
_________
(1) Amounts in the Retail segment reflect the reclassification and inclusion of one property that was previously part of the Multi-Tenant Retail segment, which was not included in the Multi-Tenant Retail Disposition.
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
June 30, 2025
(Unaudited)
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segment's revenue from tenants to consolidated revenue from tenants and the total reportable segment’s net operating income to consolidated net (loss) income before taxes and consolidated net (loss) income attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenue From Tenants:
Industrial & Distribution	$54,997	$61,437	$113,008	$123,432
Retail (1) (2)	35,357	40,686	72,314	83,281
Office (2)	34,551	34,671	71,998	69,767
Multi-Tenant Retail (3)	—	8,670	—	16,864
Total Consolidated Revenue From Tenants	$124,905	$145,464	$257,320	$293,344

Net (loss) income before income tax and net (loss) income attributable to common stockholders:
Net Operating Income:
Industrial & Distribution	$50,762	$56,521	$103,501	$113,866
Retail (1) (2)	32,355	36,654	65,421	74,157
Office (2)	29,770	30,551	62,427	60,389
Multi-Tenant Retail (3)	—	5,804	—	11,202
Total net operating income	112,887	129,530	231,349	259,614
Impairment charges	(9,812)	(27,402)	(70,127)	(31,729)
Merger, transaction and other costs	(2,002)	(1,576)	(3,581)	(2,329)
General and administrative	(11,339)	(13,746)	(27,542)	(28,409)
Equity-based compensation	(3,338)	(2,340)	(6,431)	(4,313)
Depreciation and amortization	(45,636)	(56,654)	(101,970)	(113,826)
Goodwill impairment	—	—	(7,134)	—
Gain on dispositions of real estate investments	1,537	34,114	(141)	39,982
Interest expense	(53,348)	(71,984)	(106,785)	(136,577)
Loss on extinguishment of debt	(4,348)	(13,089)	(4,766)	(13,147)
(Loss) Gain on derivative instruments	(8,823)	509	(12,679)	2,097
Unrealized (loss) income on undesignated foreign currency advances and other hedge ineffectiveness	(6,324)	300	(12,675)	1,332
Other income	1,683	345	1,731	305
Net loss before income tax	(28,863)	(21,993)	(120,751)	(27,000)
Income tax (expense) benefit	(2,995)	250	(6,275)	(2,108)
Loss from continuing operations	(31,858)	(21,743)	(127,026)	(29,108)
Income (loss) from discontinued operations	7,715	(13,921)	(86,496)	(30,307)
Net loss	(24,143)	(35,664)	(213,522)	(59,415)
Preferred stock dividends	(10,936)	(10,936)	(21,872)	(21,872)
Net loss attributable to common stockholders	$(35,079)	$(46,600)	$(235,394)	$(81,287)
_________
(1) Amounts in the Retail segment reflect the reclassification and inclusion of one property that was previously part of the Multi-Tenant Retail segment, which was not included in the Multi-Tenant Retail Disposition.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The following table reconciles real estate investments, net by segment to consolidated total assets as of the periods presented:

(In thousands)	June 30, 2025 (1)	December 31, 2024 (1)
Investments in real estate, net:
Industrial & Distribution	$2,092,925	$2,180,309
Retail (2)	1,208,582	1,402,600
Office	1,064,860	1,039,124
Total investments in real estate, net	4,366,367	4,622,033
Real estate assets held for sale	37,496	17,406
Assets of discontinued operations	2,337	1,816,131
Cash and cash equivalents	144,809	159,698
Restricted cash	37,339	64,510
Derivative assets, at fair value	—	2,471
Unbilled straight line rent	88,368	89,804
Operating lease right-of-use asset	70,761	66,163
Prepaid expenses and other assets	89,293	51,504
Multi-tenant disposition receivable, net	90,214	—
Deferred tax assets	4,906	4,866
Goodwill and other intangible assets, net	46,009	51,370
Deferred financing costs, net	7,017	9,808
Total assets	$4,984,916	$6,955,764
_______
(1) Amounts reflect the presentation of the Multi-Tenant Retail Portfolio as a discontinued operation (see Note 3 — Multi-Tenant Retail Disposition for additional information).
(2) Amounts in the Retail segment reflect the reclassification and inclusion of one property that was previously part of the Multi-Tenant Retail segment, which was not included in the Multi-Tenant Retail Disposition.
Geographic Information
Other than the U.S. and United Kingdom, no country or tenant individually comprised more than 10% of the Company’s annualized revenue from tenants on a straight-line basis, or total long-lived assets at June 30, 2025. The following tables present the geographic information for Revenue from tenants and Investments in real estate:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenue from tenants:
United States	$85,882	$108,516	$179,234	$219,419
United Kingdom	20,272	20,965	44,090	42,028
Europe	17,964	15,188	32,451	30,295
Canada	787	795	1,545	1,602
Total	$124,905	$145,464	$257,320	$293,344

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

(In thousands)	June 30, 2025	December 31, 2024
Investments in real estate, gross:
United States	$3,922,542	$4,231,893
United Kingdom	864,670	799,624
Europe	597,908	554,133
Canada	38,204	36,292
Total	$5,423,324	$5,621,942

Acquired Intangible Liabilities, Gross
United States	$22,835	$30,983
United Kingdom	6,006	5,279
Europe	12,307	10,669
Canada	20	19
Total	$41,168	$46,950
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Dispositions
Subsequent to June 30, 2025, the Company disposed of 23 properties for an aggregate price of $22.7 million.
Common Stock Repurchases
Subsequent to June 30, 2025 (through August 6, 2025), the Company purchased 121,532 shares of its Common Stock under its Share Repurchase Program for $0.9 million.
August 2025 Revolving Credit Facility
On August 5, 2025, the OP, as borrower, and the Company and certain subsidiaries of the OP acting as guarantors, entered into the August 2025 Credit Agreement with BMO, as agent, and the other lender parties thereto. The proceeds of the transaction were used, in part, to prepay in full and terminate the existing Credit Agreement. The August 2025 Revolving Credit Facility consists solely of a senior unsecured multi-currency revolving credit facility similar to the Revolving Credit Facility, and the aggregate total commitments under the August 2025 Revolving Credit Facility are $1.8 billion ($100.0 million of which can only be used for U.S. dollar loans), with a $75.0 million sublimit for letters of credit. The August 2025 Credit Facility includes an uncommitted “accordion feature” whereby, so long as no default or event of default has occurred and is continuing, the Company has the right to increase the commitments under the August 2025 Revolving Credit Facility, allocated to either or both the August 2025 Revolving Credit Facility or a new term loan facility, by up to an additional $1.185 billion, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. The August 2025 Revolving Credit Facility matures on August 5, 2029, subject to the OP’s right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms.
Concurrently with the entry into the August 2025 Credit Agreement, the Company and the other guarantors entered into a number of guaranty agreements and a related contribution agreement, which governs contribution rights of such guarantors in the event any amounts become payable by them under the guaranty. The August 2025 Revolving Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors, and the availability of borrowings under the August 2025 Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets, and the August 2025 Credit Agreement also includes amendments to provisions governing the calculation of the value of the borrowing base under the existing Credit Agreement.
The August 2025 Revolving Credit Facility requires payments of interest only prior to maturity. Borrowings under the August 2025 Revolving Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the August 2025 Credit Agreement) or (ii) the applicable Benchmark rate (as defined in the August 2025 Credit Agreement) for the currency being borrowed. The applicable interest rate margin is based on a range from 0.15% to 0.75% per annum with respect to Base Rate borrowings under the August 2025 Revolving Credit Facility and 1.15% to 1.75% per annum with respect to Benchmark rate borrowings under the August 2025 Revolving Credit Facility (provided that the “floor” on the applicable Benchmark rate is 0%). These margin spreads reflect a reduction compared to the previously applicable spreads under the existing Credit Agreement. In addition, if the Company achieves an investment grade credit rating (as defined in the August 2025 Credit Agreement) from at least two rating agencies named in the August 2025 Credit Agreement, the OP can elect for the spread to be based on the credit rating of the Company.
The terms of the August 2025 Revolving Credit Facility are substantially similar to those under the existing Revolving Credit Facility, including various customary operating covenants and events of default. The August 2025 Credit Agreement also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum secured recourse debt, maximum unencumbered leverage, unencumbered interest coverage and minimum net worth; provided that if the Company achieves an investment grade credit rating from at least one rating agency, the financial maintenance covenants with respect to maximum secured recourse debt and minimum net worth shall no longer apply.

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks that any potential future acquisition or disposition by the Company is subject to market conditions, capital availability and timing considerations and may not be identified or completed on favorable terms, or at all. Some of the additional risks and uncertainties, although not all risks and uncertainties, that could cause the Company’s actual results to differ materially from those presented in its forward-looking statements are set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024, this and our other Quarterly Reports on Form 10-Q, and our other filings with the U.S. Securities and Exchange Commission (the “SEC”), as such risks, uncertainties and other important factors may be updated from time to time in the Company’s subsequent reports.

Overview
We are a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global portfolio of strategically located commercial real estate properties.
During the six months ended June 30, 2025, we completed the sale of 99 of our multi-tenant retail properties to RCG Venture Holdings, LLC (“RCG”) pursuant to a purchase and sale agreement, dated as of February 25, 2025 (the “Multi-Tenant Retail PSA”). Under the Multi-Tenant Retail PSA, we agreed to sell 100 multi-tenant retail properties (the “Multi-Tenant Retail Portfolio”) to RCG (the “Multi-Tenant Retail Disposition”), however the tenant at one property, which was part of the Multi-Tenant Retail Portfolio, exercised its right of first refusal and decided to purchase the property from the Company. As a result, a total of 99 properties were ultimately sold to RCG and one property was sold to the tenant who exercised its right of first refusal.
Under the Multi-Tenant Retail PSA, the base purchase price was approximately $1.780 billion and the closing occurred in the following stages (collectively, the “Closings”):
•On March 25, 2025, we completed the sale of 59 unencumbered properties (the “First Closing”).
•On June 10, 2025, we completed the sale of 28 encumbered properties (the “Second Closing”).
•On June 18, 2025, we completed the sale of 12 encumbered properties (the “Third Closing”).
•On June 30, 2025, we completed the sale of the one property whose tenant exercised its right of first refusal.
For additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements in this Quarterly Report on Form 10-Q).
As of June 30, 2025, we owned 911 properties consisting of 44.0 million rentable square feet, which were 98% leased, with a weighted-average remaining lease term of 6.2 years. Based on the percentage of annualized rental income on a straight-line basis as of June 30, 2025, approximately 70% of our properties were located in the U.S. and Canada and approximately 30% were located in Europe. In addition, as of June 30, 2025, our portfolio was comprised of 47% Industrial & Distribution properties, 26% Retail properties and 27% Office properties. The percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of June 30, 2025. The straight-line rent includes amounts for tenant concessions.
Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 60% of our rental income on an annualized straight-line basis for leases in place as of June 30, 2025 was derived from Investment Grade rated tenants, comprised of 30% leased to tenants with an actual investment grade rating and 30% leased to tenants with an implied investment grade rating. For our purposes, “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of June 30, 2025.
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

Properties
The following table represents a summary by segment of our portfolio of real estate properties as of June 30, 2025:

		Annualized Straight-Line Rent		Annualized Base Rent		Square Feet
Segment	Number of Properties	Amount	%	Amount	%	Amount	%	Occupancy	Weighted-Average Remaining Lease Term (Years) (1)
		(In thousands)		(In thousands)		(In thousands)
Industrial & Distribution	200	$216,472	47%	$211,895	47%	30,490	69%	99%	6.4
Retail	647	117,586	26%	114,547	26%	6,894	16%	97%	7.1
Office	64	121,916	27%	122,043	27%	6,637	15%	95%	4.1
Total	911	$455,974	100%	$448,485	100%	44,021	100%	98%	6.2
__________
(1) If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years is calculated based on square feet as of June 30, 2025.
Results of Operations
As a result of the agreement to sell 100 of the 101 properties in our former Multi-Tenant Retail segment in connection with the Multi-Tenant Retail Disposition, we determined, during the first quarter of 2025, that we had three remaining reportable segments based on property type: (1) Industrial & Distribution, (2) Retail and (3) Office (for additional information, see Note 15 — Segment Reporting to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
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
Due to the classification of the Multi-Tenant Retail Portfolio as a discontinued operation, the tables below do not include the results of the Multi-Tenant Retail Portfolio, which are classified within loss from discontinued operations in our consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Comparison of the Three Months Ended June 30, 2025 and 2024
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $35.1 million for the three months ended June 30, 2025, as compared to $46.6 million for the three months ended June 30, 2024. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

Revenue from Tenants
Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Three Months Ended June 30,
(In thousands)	2025	2024
Revenue From Tenants:
Industrial & Distribution	$54,997	$61,437
Retail	35,357	40,686
Office	34,551	34,671
Multi-Tenant Retail (1)	—	8,670
Total Consolidated Revenue From Tenants	$124,905	$145,464
__________
(1) Reflects former Multi-Tenant Retail properties that were sold individually prior to December 31, 2024. Does not include the Multi-Tenant Retail Portfolio which is presented as a discontinued operation (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $55.0 million and $61.4 million for the three months ended June 30, 2025 and 2024, respectively. The decrease in revenue from tenants was due to the loss of revenue of approximately $5.8 million from dispositions and lower revenue of approximately $0.6 million from other properties. The loss of revenue from dispositions primarily resulted from the sale of two groups of properties that were leased by two of our former tenants, which comprised $5.4 million of the decrease. There was minimal impact from the year-over-year change in average exchange rates during the three months ended June 30, 2025, when compared to the same period last year.
Retail
Revenue from tenants in our Retail segment was $35.4 million and $40.7 million for the three months ended June 30, 2025 and 2024, respectively. The decrease was primarily driven by the loss of revenue of approximately $5.8 million from dispositions, partially offset by higher revenue from other properties of $0.5 million. The loss of revenue from dispositions was primarily related to four tenants which comprised approximately $5.0 million of the decrease. There was minimal impact from the year-over-year change in average exchange rates during the three months ended June 30, 2025, when compared to the same period last year.
Office
Revenue from tenants in our Office segment was $34.6 million and $34.7 million for the three months ended June 30, 2025 and 2024, respectively. The decrease in the second quarter of 2025, when compared to the same period last year, was primarily driven by the loss of revenue of approximately $2.7 million from dispositions, partially offset by higher revenue from other properties of $2.6 million. The loss of revenue from dispositions was primarily related to one property, which comprised approximately $2.5 million of the decrease. The year-over-year change in foreign exchange rates had a minimal impact.
Property Operating Expenses
Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Three Months Ended June 30,
(In thousands)	2025	2024
Property Operating Expenses:
Industrial & Distribution	$4,235	$4,916
Retail	3,002	4,032
Office	4,781	4,120
Multi-Tenant Retail (1)	—	2,866
Total Consolidated Property Operating Expenses	$12,018	$15,934

(1) Reflects former Multi-Tenant Retail properties that were sold individually prior to December 31, 2024. Does not include the Multi-Tenant Retail Portfolio which is presented as a discontinued operation (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $4.2 million and $4.9 million for the three months ended June 30, 2025 and 2024, respectively. The decrease was due to lower costs of $0.4 million from properties owned in both periods due to the timing of our reimbursable costs and lower costs of $0.3 million from dispositions. There was minimal impact from the year-over-year change in average foreign exchange rates during the three months ended June 30, 2025, when compared to the same period last year.
Retail
Property operating expenses in our Retail segment were $3.0 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively. The decrease in the second quarter of 2025 was primarily driven by lower costs of $1.2 million from properties sold, partially offset by an increase of $0.1 million from other properties. There was minimal impact from the year-over-year change in average exchange rates during the three months ended June 30, 2025, when compared to the same period last year.
Office
Property operating expenses in our Office segment were $4.8 million and $4.1 million for the three months ended June 30, 2025 and 2024, respectively. The increase in the second quarter of 2025 was driven by an increase of $1.3 million from properties owned in both periods, partially offset by lower costs of $0.6 million from properties sold. There was minimal impact from the year-over-year change in average exchange rates during the three months ended June 30, 2025, when compared to the same period last year.
Impairment Charges
During the three months ended June 30, 2025, we determined that 21 of our properties (20 of which were located in the U.S. and one was located in Europe) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price less selling costs of such properties, and as a result, we recorded an impairment charge of approximately $9.8 million.
During the three months ended June 30, 2024, we determined that the fair values of six of our properties located in the U.S. (three of which were acquired in the acquisition of the Necessity Retail REIT, Inc. (“RTL”) (the “REIT Merger”), had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, we recorded an impairment charge of approximately $27.4 million. The majority of the impairment charge in the second quarter of 2024 was due to legacy GNL properties.
Merger, Transaction and Other Costs
We recognized $2.0 million and $1.6 million of merger, transaction and other costs during the three months ended June 30, 2025 and 2024, respectively. Merger costs are only reflected in the three months ended June 30, 2024.
General and Administrative Expenses
General and administrative expenses were $11.3 million and $13.7 million for the three months ended June 30, 2025 and 2024, respectively, primarily consisting of employee compensation/payroll expenses, professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The overall decrease in general and administrative expenses was primarily due to higher transition costs in the 2024 period related to the REIT Merger and the internalization of our management functions in September 2023 (the “Internalization”).
Equity-Based Compensation
During the three months ended June 30, 2025 and 2024, we recognized equity-based compensation expense of $3.3 million and $2.3 million, respectively. Equity-based compensation in the quarter ended June 30, 2025 consisted of (i) amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of AR Global Investments, LLC, our former advisor (the “Former Advisor”) or its affiliates who were involved in providing services to us prior to the Internalization; (ii) amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our employees and our independent directors; and (iii) amortization expense related to performance stock units (“PSUs”). The period over period increase in expense was attributable to RSUs and PSUs granted in late 2024 and early 2025.
For additional information related to our equity-based compensation, including with respect to the RSUs and PSUs granted in late 2024 and early 2025, see Note 12 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $45.6 million and $56.7 million for the three months ended June 30, 2025 and 2024, respectively. The decrease was due to lower depreciation and amortization due to dispositions during 2025 and 2024.

Gain on Dispositions of Real Estate Investments
During the three months ended June 30, 2025, we sold 94 properties (five Industrial and Distribution properties, 88 Retail properties and one Office property), not including the properties sold as part of the Multi-Tenant Retail Disposition, which are part of discontinued operations (see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q), and as a result, recorded a net gain of $1.5 million.
During the three months ended June 30, 2024, we sold 36 properties, 34 of which were acquired in the REIT Merger, and recorded a net gain of $34.1 million.
Interest Expense
Interest expense was $53.3 million and $72.0 million for the three months ended June 30, 2025 and 2024, respectively. The decrease was due to lower gross debt outstanding and a lower weighted-average effective interest rate during the three months ended June 30, 2025. The amount of our total gross debt outstanding was $3.1 billion as of June 30, 2025, as compared to $5.1 billion as of June 30, 2024, primarily as a result of the strategic disposition initiative we initiated in 2024. The weighted-average effective interest rate of our total debt was 4.3% as of June 30, 2025 and 4.7% as of June 30, 2024.
The decrease in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the three months ended June 30, 2025, when compared to the same period last year. As of June 30, 2025, approximately 19% of our total debt outstanding was denominated in EUR and 1% was denominated in Canadian Dollars (“CAD”) (not including debt that will be assumed by the buyer in the Multi-Tenant Retail Disposition). As of June 30, 2024, approximately 10% of our total debt outstanding was denominated in EUR, 9% of our total debt outstanding was denominated in GBP and 1% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of June 30, 2025, approximately 44% of our total debt outstanding was secured and 56% was unsecured, the latter including amounts outstanding under our Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility to our consolidated financial statements included in this Quarterly Report on Form 10-Q), our $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “3.75% Senior Notes”) and $500.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”).
The availability of borrowings under the Revolving Credit Facility and, subsequent to August 6, 2025, the August 2025 Revolving Facility (as defined below) is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates, the level of future borrowings, which will depend on refinancing needs and acquisition activity, and changes in currency exchange rates.
Loss on Extinguishment of Debt
The loss on extinguishment of debt was $4.3 million and $13.1 million during the quarters ended June 30, 2025 and June 30, 2024, respectively. The loss in the second quarter of 2025 primarily related to the accelerated amortization and fees related to the repayment of one of our mortgages in May of 2025. The amount in the second quarter of 2024 was primarily related to the fee required to be paid upon repayment of the mortgage loan that encumbered our McLaren properties in the U.K. This mortgage loan was assumed as part of our acquisition of the McLaren properties in 2021 and included the fee noted above in the terms of the mortgage.
(Loss) Gain on Derivative Instruments
The loss of $8.8 million on derivative instruments for the three months ended June 30, 2025 and the gain of $0.5 million on derivative instruments for the three months ended June 30, 2024, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by exchange rate changes in the GBP and EUR compared to the USD. For the three months ended June 30, 2025, the loss on derivative instruments consisted of unrealized losses of $7.2 million and realized gains of $1.6 million. For the three months ended June 30, 2024, the gain on derivative instruments consisted of unrealized gains of $0.2 million and realized gains of $0.3 million. The overall gains (or losses) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains or losses are included in AFFO (as defined below).
As a result of our foreign investments in Europe, and, to a lesser extent, our investments in Canada, we are subject to risk from the effects of exchange rate movements in the EUR, GBP and CAD against the USD, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency. Conversely, realized gains from derivatives would generally be lower from a weaker USD, and higher from a stronger USD. We maintain our hedging approach by consistently entering into new foreign exchange forwards for three year periods. Interest rate increases could increase the interest expense on our floating rate debt or any new debt and we are constantly evaluating the use of hedging strategies to mitigate this risk.
See Note 9 — Derivatives and Hedging Activities to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our hedging program.
Unrealized (Losses) Gains on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We recorded losses of $6.3 million and gains of $0.3 million on undesignated foreign currency advances and other hedge ineffectiveness during the quarters ended June 30, 2025 and 2024, respectively, related to the accelerated reclassification of amounts in accumulated other comprehensive loss to earnings.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax benefit (expense) domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $3.0 million and income tax benefit was $0.3 million for the three months ended June 30, 2025 and 2024, respectively.
Preferred Stock Dividends
Preferred stock dividends were $10.9 million for the three months ended June 30, 2025 and 2024. The amounts in both periods represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.
Comparison of the Six Months Ended June 30, 2025 and 2024
As discussed above, due to the classification of the Multi-Tenant Retail Portfolio as a discontinued operation, the tables below do not include the results of the Multi-Tenant Retail Portfolio, which are classified within loss from discontinued operations in our consolidated statements of operations for the three months ended June 30, 2025 and 2024 (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $235.4 million for the six months ended June 30, 2025, as compared to net loss of $81.3 million for the six months ended June 30, 2024. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Six Months Ended June 30,
(In thousands)	2025	2024
Revenue From Tenants:
Industrial & Distribution	$113,008	$123,432
Retail	72,314	83,281
Office	71,998	69,767
Multi-Tenant Retail (1)	—	16,864
Total Consolidated Revenue From Tenants	$257,320	$293,344
(1) Reflects former Multi-Tenant Retail properties that were sold individually prior to December 31, 2024. Does not include the Multi-Tenant Retail Portfolio which is presented as a discontinued operation (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $113.0 million and $123.4 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in revenue from tenants was due to the loss of revenue of approximately $9.7 million from dispositions, and approximately $0.7 million from other properties. The loss of revenue from dispositions primarily resulted from the sale of two groups of properties that were leased by two of our former tenants, which comprised approximately $9.1 million of the total decrease in revenue from dispositions. There was minimal impact from the year-over-year change in average exchange rates during the six months ended June 30, 2025, when compared to the same period last year.
Retail
Revenue from tenants in our Retail segment was $72.3 million and $83.3 million for the six months ended June 30, 2025 and 2024, respectively. The decrease was primarily driven by the loss of revenue of approximately $10.6 million from dispositions and approximately $0.4 million from other properties. The loss of revenue from dispositions was primarily related to five tenants which comprised approximately $9.1 million of the decrease. There was minimal impact from the year-over-year change in average exchange rates during the six months ended June 30, 2025, when compared to the same period last year.
Office
Revenue from tenants in our Office segment was $72.0 million and $69.8 million for the six months ended June 30, 2025 and 2024, respectively. The increase in the first six months of 2025 was primarily driven by higher revenue from properties owned in both periods of $4.0 million, partially offset by the loss of revenue of $1.8 million from dispositions. The loss of revenue from dispositions was primarily related to three properties, which comprised approximately $1.5 million of the decrease. The year-over-year change in foreign exchange rates had a minimal impact.
Property Operating Expenses
Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Six Months Ended June 30,
(In thousands)	2025	2024
Property Operating Expenses:
Industrial & Distribution	$9,507	$9,566
Retail	6,893	9,124
Office	9,571	9,378
Multi-Tenant Retail (1)	—	5,662
Total Consolidated Property Operating Expenses	$25,971	$33,730
(1) Reflects former Multi-Tenant Retail properties that were sold individually prior to December 31, 2024. Does not include the Multi-Tenant Retail Portfolio which is presented as a discontinued operation (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $9.5 million and $9.6 million for the six months ended June 30, 2025 and 2024, respectively. The decrease was due to lower costs of $0.4 million from dispositions, partially offset by higher costs of $0.3 million from other properties due to the timing of our reimbursable costs. There was minimal impact from the year-over-year change in average foreign exchange rates during the six months ended June 30, 2025, when compared to the same period last year.
Retail
Property operating expenses in our Retail segment were $6.9 million and $9.1 million for the six months ended June 30, 2025 and 2024, respectively. The decrease was primarily driven by lower costs of $2.1 million from properties sold and approximately $0.1 million from other properties. There was minimal impact from the year-over-year change in average exchange rates during the six months ended June 30, 2025, when compared to the same period last year.
Office
Property operating expenses in our Office segment were $9.6 million and $9.4 million for the six months ended June 30, 2025 and 2024, respectively. The increase in the first six months of 2025 was driven by higher costs of $1.3 million from properties owned in each period, partially offset by lower costs of $1.1 million from properties sold. There was minimal impact from the year-over-year change in average exchange rates during the six months ended June 30, 2025, when compared to the same period last year.
Impairment Charges
During the six months ended June 30, 2025, we determined that the fair values of 90 of our properties (88 located in the U.S., one located in Europe and one located in the U.K.) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties less selling costs, and as a result, the Company recorded an impairment charge of approximately $70.1 million.

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
Merger, Transaction and Other Costs
We recognized $3.6 million and $2.3 million of merger, transaction and other costs during the six months ended June 30, 2025 and 2024, respectively. Merger costs are only reflected in the six months ended June 30, 2024.
General and Administrative Expenses
General and administrative expenses were relatively flat at $27.5 million and $28.4 million for the six months ended June 30, 2025 and 2024, respectively, primarily consisting of employee compensation/payroll expenses, professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance.
Equity-Based Compensation
During the six months ended June 30, 2025 and 2024, we recognized equity-based compensation expense of $6.4 million and $4.3 million, respectively. Equity-based compensation in the quarter ended June 30, 2025 consisted of (i) amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the Former Advisor or its affiliates who were involved in providing services to us prior to the Internalization; (ii) amortization of RSUs granted to our employees and our independent directors; and (iii) amortization expense related to PSUs. The period over period increase in expense was attributable to RSUs and PSUs granted in late 2024 and early 2025.
For additional information related to our equity-based compensation, including with respect to the RSUs and PSUs granted in late 2024 and early 2025, see Note 12 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $102.0 million and $113.8 million for the six months ended June 30, 2025 and 2024, respectively. Lower depreciation and amortization due to dispositions during 2025 and 2024 was partially offset by higher amortization expense of approximately $11.0 million from the accelerated amortization of in-place lease intangibles during the six months ended June 30, 2025.
Gain (loss) on Dispositions of Real Estate Investments
During the six months ended June 30, 2025, we sold 110 properties, (six Industrial and Distribution properties, 101 Retail properties and three Office properties), not including the properties sold as part of the Multi-Tenant Retail Disposition (see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q), and as a result, recorded a net loss of $0.1 million.
During the six months ended June 30, 2024, we sold 55 properties, 51 of which were acquired in the REIT Merger, and recorded a net gain of $40.0 million.
Interest Expense
Interest expense was $106.8 million and $136.6 million for the six months ended June 30, 2025 and 2024, respectively. The decrease was due to lower gross debt outstanding and a lower weighted-average effective interest rate during the six months ended June 30, 2025. The net amount of our total gross debt outstanding was $5.1 billion as of June 30, 2024 as compared to $3.1 billion as of June 30, 2025, primarily as a result of the repayment of debt with the net proceeds from, or the assumption of debt by purchasers in connection with, dispositions. The weighted-average effective interest rate of our total debt was 4.3% as of June 30, 2025 and 4.7% as of June 30, 2024.
The decrease in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the six months ended June 30, 2025, when compared to the same period last year. As of June 30, 2025, approximately 19% of our total debt outstanding was denominated in EUR and 1% was denominated in CAD. As of June 30, 2024, approximately 10% of our total debt outstanding was denominated in EUR, 9% of our total debt outstanding was denominated in GBP and 1% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of June 30, 2025, approximately 44% of our total debt outstanding was secured and 56% was unsecured, the latter including amounts outstanding under our Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility to our consolidated financial statements included in this Quarterly Report on Form 10-Q), our 3.75% Senior Notes and 4.50% Senior Notes.

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

Loss on Extinguishment of Debt
The loss on extinguishment of debt of $4.8 million and $13.1 million for the six months ended June 30, 2025 and 2024, respectively. The loss in 2025 was primarily due to the accelerated amortization and fees related to the repayment of one of our mortgages in May of 2025. The amount in 2024 was primarily related to the fee required to be paid upon repayment of the mortgage loan that encumbered our McLaren properties in the U.K. This mortgage loan was assumed as part of our acquisition of the McLaren properties in 2021 and included the fee noted above in the terms of the mortgage.
(Loss) Gain on Derivative Instruments
The loss on derivative instruments of $12.7 million and gain of $2.1 million for the six months ended June 30, 2025 and 2024, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD. For the six months ended June 30, 2025, the loss on derivative instruments consisted of unrealized losses of $10.5 million and realized losses of $2.2 million. For the six months ended June 30, 2024, the gain on derivative instruments was $2.1 million, which consisted of unrealized gains of $1.5 million and realized gains of $0.6 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included in AFFO (as defined below).
As a result of our foreign investments in Europe, and, to a lesser extent, our investments in Canada, we are subject to risk from the effects of exchange rate movements in the EUR, GBP and CAD, which may affect costs and cash flows in our functional currency, the USD. We generally manage foreign currency exchange rate movements by matching our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to currency fluctuations. In addition, we may use currency hedging to further reduce the exposure to our net cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our results of operations of our foreign properties benefit from a weaker USD, and are adversely affected by a stronger USD, relative to the foreign currency.
Unrealized (Losses) Gains on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We recorded losses of $12.7 million and gains of $1.3 million on undesignated foreign currency advances and other hedge ineffectiveness, related to the accelerated reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur, for the six months ended June 30, 2025.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $6.3 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively.
Preferred Stock Dividends
Preferred stock dividends were $21.9 million and $21.9 million for the six months ended June 30, 2025 and 2024, respectively. The amounts in both periods represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.
Cash Flows from Operating Activities
The level of cash flows provided by operating activities is driven by, among other things, rental income received and interest payments on outstanding borrowings.
During the six months ended June 30, 2025, net cash provided by operating activities was $111.2 million. Cash flows provided by operating activities during the six months ended June 30, 2025 reflect net loss of $213.5 million, adjusted for non-cash items of $286.2 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, unbilled straight-line rent, equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other non-cash items). In addition, operating cash flow was impacted by lease incentive and commission payments of $5.3 million and a net decrease of $22.0 million in working capital items due to an increase in prepaid expenses and other assets of $2.0 million, a decrease in accounts payable and accrued expenses of $28.0 million and an increase in prepaid rent of $8.0 million.
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
Cash Flows from Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2025 of $1.3 billion consisted of net proceeds from dispositions of $1.3 billion, principally from the Multi-Tenant Retail Disposition, which were partially offset by capital expenditures of $19.6 million.
Net cash provided by investing activities during the six months ended June 30, 2024 of $281.1 million consisted of net proceeds from dispositions of $299.6 million, partially offset by capital expenditures of $18.5 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $1.4 billion during the six months ended June 30, 2025 was a result of net paydowns of borrowings under our Revolving Credit Facility of $722.2 million, net payments of principal on mortgage notes payable of $490.0 million, $76.0 million of Common Stock repurchases, dividends paid to common stockholders of $107.4 million, dividends paid to holders of our Series A Preferred Stock of $6.2 million, dividends paid to holders of our Series B Preferred Stock of $4.0 million, dividends paid to holders of our Series D Preferred Stock of $7.4 million, dividends paid to holders of our Series E Preferred Stock of $4.2 million.
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
Liquidity and Capital Resources
Our principal future needs for cash and cash equivalents include the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, repayment of certain debt obligations, which includes our continuing debt service obligations and dividends to holders of our Common Stock and Preferred Stock, as well as to any future class or series of preferred stock we may issue. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $144.8 million and $159.7 million, respectively. See discussion above for how our cash flows from various sources impacted our cash.
Management expects that cash generated from operations, supplemented by our existing cash will be sufficient to fund, in the near term and long term, the payment of quarterly dividends to our common stockholders and holders of our Preferred Stock, as well as anticipated capital expenditures. During the six months ended June 30, 2025, cash generated from operations covered 86% of our dividends paid. In addition, we plan to continue to manage our leverage by using proceeds from dispositions to reduce our debt pursuant to our previously announced 2024 strategic disposition initiative, and we currently have entered into purchase and sale agreements (“PSAs”) and non-binding letters of intent (“LOIs”) totaling an aggregate of $206.9 million. The PSAs and LOIs are subject to conditions and there can be no assurance we will be able to complete these dispositions on their contemplated terms, or at all.
Our other sources of capital, which we have used and may use in the future, include proceeds received from our August 2025 Revolving Credit Facility, proceeds from secured or unsecured financings (which may include note issuances), proceeds from our offerings of equity securities (including Common Stock and Preferred Stock), proceeds from any future sales of properties and undistributed cash flows from operations, if any.
Acquisitions, Dispositions and Pending Transactions
We are in the business of acquiring real estate properties and leasing the properties to tenants. Generally, we fund our acquisitions through a combination of cash and cash equivalents, proceeds from offerings of equity securities, borrowings under our August 2025 Revolving Credit Facility and proceeds from mortgage or other debt secured by the acquired or other assets at the time of acquisition or at some later point. In addition, to the extent we dispose of properties, we have used and may continue to use the net proceeds from the dispositions (after repayment of any mortgage debt, if any) for future acquisitions or other general corporate purposes.

Acquisitions and Dispositions — Six Months Ended June 30, 2025
As disclosed above, on March 25, 2025, we completed the First Closing of the Multi-Tenant Retail Disposition (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements in this Quarterly Report on Form 10-Q).
During the three and six months ended June 30, 2025, we sold 94 and 110 additional properties, respectively, for an aggregate contract price of $171.9 million and $196.0 million, respectively.
We did not acquire any properties during the three and six months ended June 30, 2025.
Acquisitions and Dispositions Subsequent to June 30, 2025 and Pending Transactions
Subsequent to June 30, 2025, we disposed of 23 properties for an aggregate price of $22.7 million. In addition, we have signed definitive PSAs to dispose of 59 properties for a contract purchase price of $183.5 million and we have signed non-binding LOIs to dispose of 6 properties for an aggregate sale price of $23.4 million.
Equity Offerings
We have an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which we may sell shares of Common Stock, from time, to time through our sales agents having an aggregate offering amount of up to $285.0 million, and we have an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may sell shares of Series B Preferred Stock, from time to time, through our sales agents having an aggregate offering amount of up to $170.0 million. During the three and six months ended June 30, 2025, we did not sell any shares of Common Stock through the Common Stock ATM Program or any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program. See Note 10 — Stockholders’ Equity our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on our ATM programs.
Share Repurchase Program
On February 20, 2025, our Board authorized a share repurchase program for up to an aggregate amount of $300 million of shares of Common Stock (the “Share Repurchase Program”). Under the Share Repurchase Program, which does not have a stated expiration date, the Company may repurchase shares of Common Stock from time to time through open market purchases, including pursuant to Rule 10b5-1 pre-set trading plans and under Rule 10b-18 of the Exchange Act, privately negotiated transactions, accelerated share repurchase transactions entered into with one or more counterparties or otherwise, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. During the three and six months ended June 30, 2025, we purchased 7,654,620 and 10,072,062 shares of Common Stock, respectively, for approximately $56.5 million and $75.9 million, respectively, or an average share price of $7.37 and $7.52, respectively.
Borrowings
As of June 30, 2025 and December 31, 2024, we had total gross debt outstanding of $3.1 billion and $4.7 billion ($4.2 billion not including two mortgages classified in discontinued operations), respectively, bearing interest at weighted-average interest rates per annum equal to 4.3% and 4.8%, respectively.
As of June 30, 2025, 85% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 4.2% per annum. As of June 30, 2025, 15% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 5.1% per annum. The total gross carrying value of unencumbered assets as of June 30, 2025 was $3.85 billion, of which approximately $3.82 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not currently available to serve as collateral for future borrowings under the August 2025 Revolving Credit Facility.
Our debt leverage ratio was 58.9% and 63.8% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the weighted-average maturity of our indebtedness was 2.9 years. We believe we have the ability to service our debt obligations as they come due.
As noted above, we continue to manage our leverage by using proceeds from the Multi-Tenant Retail Disposition and other dispositions to reduce our debt, and we currently have entered into PSAs and LOIs totaling an aggregate of $206.9 million.
Senior Notes
Both the 3.75% and the 4.50% Senior Notes do not require any principal payments prior to maturity. As of June 30, 2025, the carrying amount of the 3.75% and the 4.50% Senior Notes on our balance sheets totaled $916.9 million in the aggregate, which is net of $83.1 million of deferred financing costs and discounts, and as of December 31, 2024 the carrying amount on our balance sheets totaled $906.1 million in the aggregate, which is net of $93.9 million of deferred financing costs. See Note 7

— Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Mortgage Notes Payable
As of June 30, 2025 and December 31, 2024, we had secured gross mortgage notes payable of $1.4 billion and $1.9 billion respectively. All of our current mortgage loans require payment of interest-only with the principal due at maturity. As of December 31, 2024, the following mortgages, which were assumed by RCG in the second quarter of 2025 as part of the Multi-Tenant Retail Disposition, were classified within discontinued operations on our consolidated balance sheets; (a) a mortgage for 12 properties secured by a $210.0 million mortgage from Société Générale and UBS AG, and (b) a mortgage for 29 properties secured by a $260.0 million mortgage from Barclays Capital Real Estate Inc., Société Générale, KeyBank and Bank of Montreal. We have $0.5 million of principal payments due on our mortgages during the remainder of 2025. See Note 5 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on our mortgage notes payable.
Credit Facility
As of June 30, 2025 and December 31, 2024, outstanding borrowings under our Revolving Credit Facility were $740.7 million and $1.4 billion, respectively. During the six months ended June 30, 2025, we made net additional paydowns of $722.2 million on the Revolving Credit Facility, primarily as a result of the proceeds received from the Multi-Tenant Retail Disposition, net of additional borrowings used to pay down certain mortgages. As of June 30, 2025, approximately $645.2 million was available for future borrowings under the Revolving Credit Facility.
On August 6, 2025, the OP, as borrower, together with us and certain subsidiaries of the OP acting as guarantors, entered into a credit agreement (the “August 2025 Credit Agreement” and the credit facilities provided thereunder, collectively, the “August 2025 Revolving Credit Facility”) with BMO Bank N.A. as agent, and the other lender parties thereto. The proceeds of the transaction were used, in part, to prepay in full and terminate the Credit Agreement governing the Revolving Credit Facility, and approximately $1.1 billion was available for borrowing under the August 2025 Credit Facility following the application of such proceeds. The August 2025 Revolving Credit Facility consists solely of a senior unsecured multi-currency revolving credit facility similar to the Revolving Credit Facility, and the aggregate total commitments under the August 2025 Revolving Credit Facility are $1.8 billion ($100.0 million of which can only be used for U.S. dollar loans), with a $75.0 million sublimit for letters of credit. The August 2025 Credit Facility includes an uncommitted “accordion feature” whereby, so long as no default or event of default has occurred and is continuing, the Company has the right to increase the commitments under the Revolving Credit Facility, allocated to either or both the August 2025 Revolving Credit Facility or a new term loan facility, by up to an additional $1.185 billion, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. The August 2025 Revolving Credit Facility matures on August 5, 2029, subject to the OP’s right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms
See Note 6 — Revolving Credit Facility and Note 16 — Subsequent Events – August 2025 Revolving Credit Facility to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Revolving Credit Facility, our August 2025 Revolving Credit Facility and related covenants under such facilities
Covenants
As of June 30, 2025, we were in compliance with the covenants under the indenture governing the 3.75% Senior Notes, the indenture governing the 4.50% Senior Notes and the Credit Agreement (see Note 6 — Revolving Credit Facility and Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information).
As of June 30, 2025, we were in compliance with all property-level debt covenants with the exception of three property-level debt instruments. For those three property-level debt instruments, we either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under our August 2025 Revolving Credit Facility. While the restricted cash cannot not be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on our ability to operate the impacted assets.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net loss attributable to common stockholders (in accordance with GAAP)	$(35,079)	$(46,600)	$(235,394)	$(81,287)
Impairment charges	9,812	27,402	70,127	31,729
Depreciation and amortization	45,636	56,654	101,970	113,826
Gain (loss) on dispositions of real estate investments	(1,537)	(34,114)	141	(39,982)
Discontinued operations FFO adjustments	(33,232)	32,851	81,717	67,680
FFO (as defined by NAREIT) attributable to common stockholders	(14,400)	36,193	18,561	91,966
Merger, transaction and other costs (1)	2,002	1,576	3,581	2,329
Loss on extinguishment and modification of debt	4,348	13,090	4,766	13,148
Discontinued operations Core FFO adjustments	15,172	(4)	15,181	4
Core FFO attributable to common stockholders	7,122	50,855	42,089	107,447
Non-cash equity-based compensation	3,338	2,340	6,431	4,313
Non-cash portion of interest expense	2,499	2,580	4,985	4,974
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	1,232	1,901	1,392	4,126
Straight-line rent	(2,959)	(5,349)	(8,194)	(9,911)
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness	6,324	(300)	12,675	(1,332)
Eliminate unrealized losses (gains) on foreign currency transactions (2)	7,177	(230)	10,481	(1,489)
Amortization of discounts on mortgages and senior notes	14,609	24,080	28,569	39,418
Expenses attributable to European tax restructuring (3)	—	16	—	485
Transition costs related to the REIT Merger and Internalization (4)	—	995	—	3,821
Forfeited disposition deposit (5)	—	(196)	—	(196)
Goodwill impairment (6)	—	—	7,134	—
Eliminate losses related to multi-tenant disposition receivable (7)	13,766	—	13,766	—
AFFO attributable to common stockholders	$53,108	$76,692	$119,328	$151,656

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$(14,400)	$36,193	$18,561	$91,966
Core FFO attributable to common stockholders	$7,122	$50,855	$42,089	$107,447
AFFO attributable to common stockholders	$53,108	$76,692	$119,328	$151,656
_________
(1)For the three and six months ended June 30, 2024, these costs primarily consisted of advisory, legal and other professional costs that were directly related to the REIT Merger and Internalization.
(2)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended June 30, 2025, the loss on derivative instruments was $8.8 million, which consisted of unrealized losses of $7.2 million and realized losses of $1.6 million. For the six months ended June 30, 2025, the loss on derivative instruments was $12.7 million, which consisted of unrealized losses of $10.5 million and realized losses of $2.2 million. For the three months ended June 30, 2024, the gain on derivative instruments was $0.5 million, which consisted of unrealized gains of $0.2 million and realized gains of $0.3 million. For the six months ended June 30, 2024, the gain on derivative instruments was $2.1 million, which consisted of unrealized gains of $1.5 million and realized gains of $0.6 million.
(3)Amounts relate to costs incurred related to the tax restructuring of our European entities. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for these amounts.
(4)Amounts include costs related to (i) compensation incurred for our former Co-Chief Executive Officer who retired effective March 31, 2024; (ii) a transition service agreement with the Former Advisor; and (iii) insurance premiums related to expiring directors and officers insurance of former RTL directors. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for this amount.
(5) Represents a forfeited deposit from a potential buyer of one of our properties, which is recorded in other income in our consolidated statement of operations. We do not consider this income to be part of our normal operating performance and have, accordingly, decreased AFFO for this amount.
(6) This is a non-cash item and is added back as we do not consider it indicative of our normal operating performance.
(7) Represents adjustments to the fair value of the embedded derivative feature of the multi-tenant disposition receivable (see Note 3 — Multi-Tenant Disposition Receivable, Net for additional information). We do not consider these adjustments to be indicative of our normal operating performance and have, accordingly, increased AFFO for this amount.
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
The following table shows the sources for the payment of dividends to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock for the periods indicated.

	Three Months Ended				Six Months Ended
	March 31, 2025		June 30, 2025		June 30, 2025
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends and Distributions:
Dividends to holders of Common Stock	$63,942		$43,479		$107,421
Dividends to holders of Series A Preferred Stock	3,081		3,081		6,162
Dividends to holders of Series B Preferred Stock	2,018		2,018		4,036
Dividends to holders of Series D Preferred Stock	3,719		3,719		7,438
Dividends to holders of Series E Preferred Stock	2,118		2,118		4,236
Total dividends	$74,878		$54,415		$129,293

Source of dividend and distribution coverage:
Cash flows provided by operations	$59,167	79%	$54,415	100%	$111,194	86%
Available cash on hand	15,711	21%	—	—%	18,099	14%
Total sources of dividend and distribution coverage	$74,878	100%	$54,415	100%	$129,293	100%

Cash flows provided by operations (GAAP basis)	$59,167		$52,027		$111,194

Net loss attributable to common stockholders (in accordance with GAAP)	$(200,315)		$(35,079)		$(235,394)
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

Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of June 30, 2025, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 2.7%. To help mitigate the adverse impact of inflation, approximately 88% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due under these leases over time by an average cumulative increase of 1.5% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of June 30, 2025, based on straight-line rent, approximately 58.9%, are fixed-rate with increases averaging 1.7%, 22.6% are based on the Consumer Price Index, subject to certain caps, 6.7% are based on other measures, and 11.8% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2025. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Matters” in Part I - Item 1 - Note 11 — Commitments and Contingencies, in our accompanying Consolidated Financial Statements.
Item 1A. Risk Factors.
Except as set forth in Part II Section 1A of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025 , there has been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, and we direct you to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our Common Stock share repurchase activity for the quarter ended June 30, 2025 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
				(In Thousands)
April 1, 2025 to April 30, 2025	4,924,685	$7.25	4,924,685	$244,907
May 1, 2025 to May 31, 2025	2,425,943	7.58	2,425,943	$226,522
June 1, 2025 to June 30, 2025	303,992	7.47	303,992	$224,252
Total	7,654,620	$7.37	7,654,620	$224,252
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
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 *	Composite Charter of Global Net Lease, Inc.
3.2	Third Amended and Restated Bylaws of Global Net Lease, Inc., effective April 2, 2025 (incorporated by reference to Exhibit 3.1 to the Form 8-K, filed by Global Net Lease, Inc. on April 4, 2025).
10.1+	2025 Omnibus Incentive Compensation Plan of Global Net Lease, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed by Global Net Lease, Inc. on May 27, 2025).
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Dated: August 7, 2025