Form 10-Q
period 2025-09-30
Global Net Lease, Inc.
filed 2025-11-06
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 3, 2025, the registrant had 219,231,945 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Real estate investments, at cost (Note 4):
Land	$727,279	$802,317
Buildings, fixtures and improvements	3,889,150	4,120,664
Construction in progress	3,747	3,364
Acquired intangible lease assets	573,641	695,597
Total real estate investments, at cost	5,193,817	5,621,942
Less accumulated depreciation and amortization	(1,018,125)	(999,909)
Total real estate investments, net	4,175,692	4,622,033
Real estate assets held for sale (Note 4)	33,636	17,406
Assets related to discontinued operations (Note 3)	1,638	1,816,131
Cash and cash equivalents	165,095	159,698
Restricted cash	37,514	64,510
Derivative assets, at fair value (Note 9)	—	2,471
Unbilled straight-line rent	83,106	89,804
Operating lease right-of-use asset (Note 13)	69,912	66,163
Prepaid expenses and other assets	73,674	51,504
Multi-tenant disposition receivable, net (Note 3)	55,916	—
Deferred tax assets	4,894	4,866
Goodwill	45,983	51,370
Deferred financing costs, net	18,110	9,808
Total Assets	$4,765,170	$6,955,764

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 5)	$1,305,573	$1,768,608
Revolving credit facilities (Note 6)	663,762	1,390,292
Senior notes, net (Note 7)	922,449	906,101
Acquired intangible lease liabilities, net	18,365	24,353
Derivative liabilities, at fair value (Note 9)	6,555	3,719
Accounts payable and accrued expenses	44,351	52,878
Operating lease liability (Note 13)	41,830	40,080
Prepaid rent	38,918	13,571
Deferred tax liability	7,056	5,477
Dividends payable	11,976	11,909
Real estate liabilities held for sale (Note 4)	62	—
Liabilities related to discontinued operations (Note 3)	3,262	551,818
Total Liabilities	3,064,159	4,768,806
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity (Note 10):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of September 30, 2025 and December 31, 2024	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 shares issued and outstanding as of September 30, 2025 and December 31, 2024	47	47
7.500% Series D cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 7,933,711 shares authorized, issued and outstanding as of September 30, 2025 and December 31, 2024	79	79
7.375% Series E cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 4,595,175 shares authorized, issued and outstanding as of September 30, 2025 and December 31, 2024	46	46
Common Stock, $0.01 par value, 400,000,000 and 250,000,000 shares authorized, 220,355,522 and 231,051,139 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3,533	3,640
Additional paid-in capital	4,284,310	4,359,264
Accumulated other comprehensive income (loss)	19,537	(25,844)
Accumulated deficit	(2,606,609)	(2,150,342)
Total Stockholders’ Equity	1,701,011	2,186,958
Total Liabilities and Stockholders’ Equity	$4,765,170	$6,955,764
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from tenants	$121,013	$138,666	$378,333	$432,010

Expenses:
Property operating	12,669	15,164	38,640	48,894
Impairment charges	55,433	38,483	125,560	70,212
Merger, transaction and other costs	1,623	1,901	5,204	4,230
General and administrative	11,834	10,937	39,376	39,346
Equity-based compensation	3,059	2,309	9,490	6,622
Depreciation and amortization	44,780	52,746	146,750	166,572
Goodwill impairment	—	—	7,134	—
Total expenses	129,398	121,540	372,154	335,876
Operating (loss) income before (loss) gain on dispositions of real estate investments	(8,385)	17,126	6,179	96,134
(Loss) gain on dispositions of real estate investments	(5,797)	(4,280)	(5,938)	35,702
Operating income	(14,182)	12,846	241	131,836
Other income (expense):
Interest expense	(45,307)	(59,504)	(152,092)	(196,081)
Loss on extinguishment and modification of debt	(4,121)	(317)	(8,887)	(13,464)
Gain (Loss) on derivative instruments	2,271	(4,747)	(10,408)	(2,650)
Unrealized gains (losses) on undesignated foreign currency advances and other hedge ineffectiveness	31	—	(12,644)	1,332
Other income	1,820	76	3,551	381
Total other expense, net	(45,306)	(64,492)	(180,480)	(210,482)
Net loss before income tax	(59,488)	(51,646)	(180,239)	(78,646)
Income tax expense	(3,092)	(1,312)	(9,367)	(3,420)
Loss from continuing operations	(62,580)	(52,958)	(189,606)	(82,066)
Income (loss) from discontinued operations	2,464	(12,677)	(84,032)	(42,984)
Net loss	(60,116)	(65,635)	(273,638)	(125,050)
Preferred stock dividends	(10,935)	(10,936)	(32,807)	(32,808)
Net loss attributable to common stockholders	$(71,051)	$(76,571)	$(306,445)	$(157,858)

Basic and Diluted Loss Per Share:
Net loss per share from continuing operations	$(0.33)	$(0.28)	$(1.00)	$(0.50)
Net income (loss) per share from discontinued operations	0.01	(0.05)	(0.37)	(0.19)
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.32)	$(0.33)	$(1.37)	$(0.69)
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic and Diluted	220,890,626	230,463,241	224,670,455	230,388,121
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(60,116)	$(65,635)	$(273,638)	$(125,050)

Other comprehensive income (loss)
Cumulative translation adjustment	(14,725)	12,571	44,019	14,069
Designated derivatives, fair value adjustments	810	(22,489)	1,362	(16,724)
Other comprehensive (loss) income	(13,915)	(9,918)	45,381	(2,655)

Comprehensive loss	(74,031)	(75,553)	(228,257)	(127,705)

Preferred Stock dividends	(10,935)	(10,936)	(32,807)	(32,808)

Comprehensive loss attributable to common stockholders	$(84,966)	$(86,489)	$(261,064)	$(160,513)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	231,051,139	$3,640	$4,359,264	$(25,844)	$(2,150,342)	$2,186,958
Common stock repurchases, net	—	—	—	—	—	—	—	—	(10,940,881)	(109)	(82,804)	—	—	(82,913)
Dividends declared:
Common Stock, $0.66 per share	—	—	—	—	—	—	—	—	—	—	—	—	(149,822)	(149,822)
Series A Preferred Stock, $1.35 per share	—	—	—	—	—	—	—	—	—	—	—	—	(9,243)	(9,243)
Series B Preferred Stock, $1.29 per share	—	—	—	—	—	—	—	—	—	—	—	—	(6,054)	(6,054)
Series D Preferred Stock, $1.41 per share	—	—	—	—	—	—	—	—	—	—	—	—	(11,157)	(11,157)
Series E Preferred Stock, $1.38 per share	—	—	—	—	—	—	—	—	—	—	—	—	(6,353)	(6,353)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	297,747	3	8,660	—	—	8,663
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(52,483)	(1)	(810)	—	—	(811)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(273,638)	(273,638)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	44,019	—	44,019
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	1,362	—	1,362
Balance, September 30, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	220,355,522	$3,533	$4,284,310	$19,537	$(2,606,609)	$1,701,011

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	221,224,341	$3,541	$4,288,338	$33,452	$(2,493,192)	$1,832,379
Common stock repurchases, net	—	—	—	—	—	—	—	—	(868,819)	(8)	(6,932)	—	—	(6,940)
Dividends declared:
Common Stock, $0.19 per share	—	—	—	—	—	—	—	—	—	—	—	—	(42,366)	(42,366)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)
Series D Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,719)	(3,719)
Series E Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,117)	(2,117)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	—	—	3,059	—	—	3,059
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	(155)	—	—	(155)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(60,116)	(60,116)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(14,725)	—	(14,725)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	810	—	810
Balance, September 30, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	220,355,522	$3,533	$4,284,310	$19,537	$(2,606,609)	$1,701,011

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, December 31, 2023	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,885,197	$3,639	$4,350,112	$(14,096)	$(1,702,143)	$2,637,752	$1,397	$2,639,149
Dividends declared:
Common Stock, $0.95 per share	—	—	—	—	—	—	—	—	—	—	—	—	(209,399)	(209,399)	—	(209,399)
Series A Preferred Stock, $1.35 per share	—	—	—	—	—	—	—	—	—	—	—	—	(9,243)	(9,243)	—	(9,243)
Series B Preferred Stock, $1.29 per share	—	—	—	—	—	—	—	—	—	—	—	—	(6,054)	(6,054)	—	(6,054)
Series D preferred stock, $1.41 per share	—	—	—	—	—	—	—	—	—	—	—	—	(11,157)	(11,157)	—	(11,157)
Series E preferred stock, $1.38 per share	—	—	—	—	—	—	—	—	—	—	—	—	(6,354)	(6,354)	—	(6,354)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	2,906	—	5,262	—	—	5,262	1,360	6,622
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(69,905)	(1)	(551)	—	—	(552)	—	(552)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(105)	(105)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(125,050)	(125,050)	—	(125,050)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	14,069	—	14,069	—	14,069
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	(16,724)	—	(16,724)	—	(16,724)
Balance September 30, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,818,198	$3,638	$4,354,823	$(16,751)	$(2,069,400)	$2,272,550	$2,652	$2,275,202

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling interest	Total Equity
Balance, June 30, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,805,375	$3,638	$4,353,095	$(6,833)	$(1,929,107)	$2,421,033	$2,231	$2,423,264
Dividends declared:														—
Common Stock, $0.275 per share	—	—	—	—	—	—	—	—	—	—	—	—	(63,722)	(63,722)	—	(63,722)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)	—	(2,018)
Series D preferred stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—		(3,719)	(3,719)	—	(3,719)
Series E preferred stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Equity-based compensation	—	—	—	—	—	—	—	—	19,381	—	1,856	—	—	1,856	453	2,309
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(6,558)	—	(128)	—	—	(128)	—	(128)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(65,635)	(65,635)	—	(65,635)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	12,571	—	12,571	—	12,571
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	(22,489)	—	(22,489)	—	(22,489)
Balance, September 30, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	230,818,198	$3,638	$4,354,823	$(16,751)	$(2,069,400)	$2,272,550	$2,652	$2,275,202

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(273,638)	$(125,050)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	102,982	133,395
Amortization of intangibles	73,530	133,528
Amortization of deferred financing costs	7,666	7,470
Amortization of discounts on mortgages and senior notes	37,209	53,574
Amortization of below-market lease liabilities	(5,465)	(8,758)
Amortization of above-market lease assets	6,968	13,809
Amortization related to right-of-use assets	1,036	880
Amortization of lease incentives	1,547	744
Unbilled straight-line rent	(4,761)	(15,254)
Equity-based compensation	9,490	6,622
Unrealized losses on foreign currency transactions, derivatives, and other	7,060	2,871
Unrealized losses (gains) on undesignated foreign currency advances and other hedge ineffectiveness	12,644	(1,332)
Net loss on multi-tenant disposition receivable	11,932	—
Loss on extinguishment and modification of debt	23,985	13,465
Loss (gain) on dispositions of real estate investments	56,679	(35,689)
Lease incentive and commission payments	(7,395)	(768)
Impairment charges	125,560	70,312
Goodwill impairment	7,134	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	(6,452)	(14,002)
Accounts payable and accrued expenses	(30,667)	(9,754)
Prepaid rent	10,184	(1,392)
Net cash provided by operating activities	167,228	224,671
Cash flows from investing activities:
Capital expenditures	(26,199)	(32,783)
Net proceeds from dispositions of real estate investments	1,352,461	547,632
Cash received from multi-tenant disposition receivable	58,756	—
Proceeds from insurance claims	—	500
Net cash provided by investing activities	1,385,018	515,349
Cash flows from financing activities:
Borrowings under revolving credit facilities	1,209,496	446,262
Repayments on revolving credit facilities	(2,007,880)	(638,620)
Proceeds from mortgage notes payable	—	317,527
Principal payments on mortgage notes payable	(501,248)	(592,707)
Penalties and charges related to repayments and early repayments of debt	(2,918)	(13,058)
Common shares repurchased upon vesting of restricted stock	(810)	(552)
Repurchases of Common Stock, net	(82,913)	—
Payments of financing costs	(15,269)	(7,605)
Dividends paid on Common Stock	(149,751)	(208,682)
Dividends paid on Series A Preferred Stock	(9,243)	(9,243)
Dividends paid on Series B Preferred Stock	(6,054)	(6,054)
Dividends paid on Series D Preferred Stock	(11,157)	(11,157)
Dividends paid on Series E Preferred Stock	(6,354)	(6,354)
Distributions to non-controlling interest holders	—	(105)
Net cash used in financing activities	(1,584,101)	(730,348)
Net change in cash, cash equivalents and restricted cash	(31,855)	9,672
Effect of exchange rate changes on cash	10,256	8,704
Cash, cash equivalents and restricted cash, beginning of period	224,208	162,399
Cash, cash equivalents and restricted cash, end of period	$202,609	$180,775

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents, end of period	$165,095	$127,249
Restricted cash, end of period	37,514	53,526
Cash, cash equivalents and restricted cash, end of period	$202,609	$180,775

Non-Cash Investing and Financing Activity:
Loss on extinguishment of debt	$21,067	$407
Accrued capital expenditures	3	341
Mortgages assumed by the buyer as part of consideration for dispositions of real estate	466,274	—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
As of September 30, 2025, the Company owned 852 properties consisting of 42.9 million rentable square feet, which were 97% leased, with a weighted-average remaining lease term of 6.2 years. Based on the percentage of annualized rental income on a straight-line basis as of September 30, 2025, approximately 70% of the Company’s properties were located in the U.S. and Canada and approximately 30% were located in Europe. In addition, as of September 30, 2025, the Company’s portfolio was comprised of 48% Industrial & Distribution properties, 26% Retail properties and 26% Office properties. The percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of September 30, 2025. The straight-line rent includes amounts for tenant concessions.
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
Note 2 — Basis of Presentation
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the entire year or any subsequent interim period.
Entry into the Multi-Tenant Retail PSA to sell the Multi-Tenant Retail Portfolio to RCG (as discussed above) represented a strategic shift in the Company’s business which initially met the held-for-sale and discontinued operations accounting criteria as of March 31, 2025 and continued to do so as of September 30, 2025. Accordingly, the Company is separately reporting the results of these properties as discontinued operations in its consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 and is presenting the related assets and liabilities separately in its consolidated balance sheets as of September 30, 2025 and December 31, 2024. For additional information on the Multi-Tenant Retail Disposition, see Note 3 — Multi-Tenant Retail Disposition.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2025. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
significant accounting policies during the nine months ended September 30, 2025 (see “—Recently Issued Accounting Pronouncements” section below).
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
Pending Adoption as of September 30, 2025:
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
The Company recorded a gain on sale of $0.6 million for the three months ended September 30, 2025 and a loss on sale of approximately $51.3 million during the nine months ended September 30, 2025, related to the Multi-Tenant Retail Disposition. These amounts are recorded in loss from discontinued operations in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2025. The consideration paid to the Company for the Second Closing and Third Closing included the assumption of two mortgages by RCG. The amount of principal assumed by RCG for these mortgages was $256.3 million and $210.0 million, respectively (see Note 5 — Mortgage Notes Payable, Net for additional information).
Discontinued Operations
As described in more detail in Note 2 — Basis of Presentation, entry into the Multi-Tenant Retail PSA represented a strategic shift in the Company’s business which initially met the held-for-sale and discontinued operations accounting criteria as of March 31, 2025 and continued to do so as of September 30, 2025. In connection with this transaction, the Company recorded receivables for the expected consideration (collectively, the “Multi-Tenant Disposition Receivable”) to be received by the

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Company from RCG for leases in process at the time of, and specifically related to the Closings (see the “Multi-Tenant Disposition Receivable, Net” section below for additional information).
The following table presents the assets and liabilities associated with the Multi-Tenant Retail Portfolio. As of December 31, 2024, this includes assets and liabilities associated with the entire Multi-Tenant Retail Disposition, which includes the one property which was sold to the tenant who exercised its right of first refusal. As of September 30, 2025, this includes any remaining asset and liability balances that are expected to be settled over time, however, all 100 properties related to the Multi-Tenant Retail Disposition were sold as of June 30, 2025 and therefore are not included in the September 30, 2025 balances below:

(in thousands)	September 30, 2025	December 31, 2024
ASSETS
Land	$—	$369,829
Buildings, fixtures and improvements	—	1,172,804
Construction in progress	—	986
Acquired intangible lease assets	—	362,370
Total real estate investments, at cost	—	1,905,989
Less accumulated depreciation and amortization	—	(164,720)
Total real estate investments, net	—	1,741,269
Unbilled straight line rent	—	9,697
Operating lease right-of-use asset	—	8,107
Prepaid expenses and other assets	1,638	57,058
Assets related to discontinued operations	$1,638	$1,816,131

LIABILITIES
Mortgage notes payable, net	$—	$453,098
Acquired intangible lease liabilities, net	—	52,447
Accounts payable and accrued expenses	3,262	22,857
Operating lease liability	—	8,253
Prepaid rent	—	15,163
Liabilities related to discontinued operations	$3,262	$551,818

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The operating results of the Multi-Tenant Retail Portfolio were as follows for the periods noted:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025 (1)	2024
Revenue from tenants	$—	$57,898	$76,637	$173,885

Expenses:
Property operating	—	18,351	26,020	57,984
Impairment charges	—	100	—	100
Merger, transaction and other costs	—	—	83	4
General and administrative	—	1,661	2,651	4,625
Depreciation and amortization	—	32,684	29,762	100,351
Total expenses	—	52,796	58,516	163,064
Operating income before loss on dispositions of real estate investments	—	5,102	18,121	10,821
Gain (loss) on dispositions of real estate investments	623	(33)	(51,332)	(76)
Operating income (loss) of discontinued operations	623	5,069	(33,211)	10,745
Other income (expense):
Interest expense (2)	—	(17,626)	(23,831)	(53,617)
Loss on extinguishment and modification of debt (3)	—	—	(15,098)	(1)
Gain (loss) on derivative instruments	1,834	5	(11,934)	26
Other income	7	(125)	42	(137)
Total other expense, net	1,841	(17,746)	(50,821)	(53,729)
Net income (loss) before income tax	2,464	(12,677)	(84,032)	(42,984)
Income tax expense	—	—	—	—
Income (loss) from discontinued operations	$2,464	$(12,677)	$(84,032)	$(42,984)
__________
(1) Includes (i) the results of the 28 properties included in the Second Closing through June 10, 2025, (ii) the results of the 12 properties included in the Third Closing through June 18, 2025, (iii) the results of the one property which was sold to the tenant who exercised its right of first refusal through June 30, 2025 and (iv) the results of the 59 properties included in the First Closing through March 25, 2025.
(2) Interest expense is comprised of interest on the Company’s Prior Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) and interest from the two mortgages that were assumed by RCG in the Multi-Tenant Retail Disposition. The Company calculated interest expense consistently in both periods and, for the Prior Revolving Credit Facility, used the amount of the Prior Revolving Credit Facility that would have been required to be paid back upon removal of the Multi-Tenant Retail Portfolio from the borrowing base, multiplied by the weighted-average interest rate of the Prior Revolving Credit Facility.
(3) Primarily represents the acceleration of the unamortized discount on the two mortgages that were assumed by RCG.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The cash flows related to the Multi-Tenant Retail Portfolio have not been segregated and are included in the consolidated statements of cash flows. The following table presents certain cash flow information for the Multi-Tenant Retail Portfolio:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Depreciation	$9,701	$28,742
Amortization of intangibles	20,061	71,608
Amortization of discounts on mortgages	2,376	4,051
Amortization of below-market lease liabilities	(1,679)	(5,172)
Amortization of above-market lease assets	1,922	6,655
Unbilled straight-line rent	2,496	4,983
Loss from embedded derivative feature of multi-tenant disposition receivable	11,932	—
Loss on extinguishment of debt	15,098	—
Cash proceeds - multi-tenant disposition receivable	58,756	—
Net proceeds from the Multi-Tenant Retail Disposition	1,093,432	—
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
This receivable balance of $55.9 million as of September 30, 2025 was recorded at fair value and is comprised of a gross receivable of $70.6 million and a net adjustment to fair value of $14.7 million. In calculating the fair value, the Company applied probability weighting, using a range of probabilities from 0% to 98% for the likelihood of the tenants moving to open and operating status and in addition applied a discount rate of 9.5%. This receivable is classified as Level 3 of the fair value hierarchy due to the use of unobservable inputs (see Note 8 — Fair Value of Financial Instruments for additional information) and it represents the full potential amount to be received less the fair value of the embedded derivative ascribed to the potential variability of these commencements. This feature is marked to market each period with changes in value being recorded through earnings. During the nine months ended September 30, 2025, the Company resolved contingencies associated with potential commencements and obtained new facts and circumstances associated with certain other ongoing leases. As a result, in the three months ended September 30, 2025, the Company adjusted the fair value of the embedded derivative to account for those resolutions, which resulted in a gain of $1.8 million and a loss of $11.9 million for the three and nine months ended September 30, 2025, respectively. These amounts are presented as part of discontinued operations in the consolidated statements of operations.
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
The First Closing of the Multi-tenant Retail Disposition was considered a triggering event, requiring the Company to perform a reassessment of the Multi-Tenant Retail segment’s goodwill as of March 31, 2025 since all of the segment’s properties (with the exception of one) were expected to be, and were ultimately, sold by the end of the second quarter of 2025 as part of the Multi-Tenant Retail Disposition. Based on this assessment, the Company determined that goodwill was impaired and recorded an impairment charge of $7.1 million in the first quarter of 2025, which represented a write off of the entire segment’s goodwill. This amount is presented in the goodwill impairment line item of the consolidated statement of operations for the nine months ended September 30, 2025.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 4 — Real Estate Investments, Net
Property Acquisitions
The Company did not acquire any properties during any of the three and nine month periods ended September 30, 2025 or 2024.
Acquired Intangible Lease Assets and Liabilities
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company recorded $0.9 million and $10.5 million of impairment charges on its acquired intangible assets and liabilities during the three and nine months ended September 30, 2025, respectively, and did not record any impairment charges on its acquired intangible assets and liabilities during the three and nine months ended September 30, 2024.
Impairment Charges
The Company recorded aggregate impairment charges of approximately $55.4 million and $125.6 million during the three and nine months ended September 30, 2025, respectively, and recorded impairment charges of approximately $38.5 million and $70.2 million during the three and nine months ended September 30, 2024, respectively.
•During the three months ended September 30, 2025, the Company determined that 10 of its properties (9 of which were located in the U.S. and one located in the U.K.) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, the Company recorded an impairment charge of approximately $55.4 million.
•During the three months ended June 30, 2025, the Company determined that 21 of its properties (20 of which were located in the U.S. and one located in Europe) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties less selling costs, and as a result, the Company recorded an impairment charge of approximately $9.8 million.
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
•During the three months ended September 30, 2024, the Company determined that 21 of its properties located in the U.S. (19 of which were acquired in the acquisition of the Necessity Retail REIT, Inc. (“RTL”) (the “REIT Merger”)) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, the Company recorded an impairment charge of approximately $38.6 million.
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
As of September 30, 2025, the Company evaluated its real estate assets and liabilities for held for sale classification and determined that 22 properties qualified for held for sale treatment. Because these assets and liabilities are considered held for sale, the operating results remain classified within continuing operations for all periods presented.
The following table details the major classes of the real estate assets and liabilities associated with the properties that the Company determined to be classified as held for sale as of September 30, 2025 and December 31, 2024.

(In thousands)	September 30, 2025	December 31, 2024
Land	$9,347	$4,574
Buildings, fixtures and improvements	23,909	11,658
Acquired intangible lease assets	5,017	1,627
Above-market leases	432	—
Real estate assets held for sale, at cost	38,705	17,859
Less: accumulated depreciation and amortization	(5,069)	(453)
Real estate assets held for sale, net	$33,636	$17,406

Below-market leases	$63	$—
Less: accumulated amortization	(1)	—
Real estate liabilities held for sale, net	$62	$—
Real Estate Dispositions (Not Including the Multi-Tenant Retail Disposition)
During the three months ended September 30, 2025, the Company sold 58 properties (three Industrial and Distribution properties, 51 Retail properties and four Office properties) and during the nine months ended September 30, 2025, the Company sold 168 properties, (9 Industrial and Distribution properties, 152 Retail properties and seven Office properties), not including the properties sold as part of the Multi-Tenant Retail Disposition (see Note 3 — Multi-Tenant Retail Disposition for additional information). As a result, the Company recorded net losses from the sale of properties of $5.8 million and $5.9 million (not including the Multi-Tenant Retail Disposition), which is recorded in continuing operations, during the three and nine months ended September 30, 2025, respectively.
During the three and nine months ended September 30, 2024, the Company sold 20 and 75 properties, respectively. As a result, the Company recorded a net loss of $4.3 million during the three months ended September 30, 2024 and a net gain $35.7 million during the nine months ended September 30, 2024.
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2025 and December 31, 2024. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of September 30, 2025 or December 31, 2024, or both. Michigan is included in the United States concentration of 69.5%.

Country / U.S. State	September 30, 2025	December 31, 2024
United States	69.5%	80.1%
Michigan	12.1%	9.2%
United Kingdom	14.4%	10.4%

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 5 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of September 30, 2025 and December 31, 2024 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1), (2)		Effective Interest Rate	Interest Rate
Country	Portfolio		September 30, 2025	December 31, 2024			Maturity	Anticipated Repayment (3)
			(In thousands)	(In thousands)
Finland:	Finland Properties (4)	5	$86,853	$76,866	4.8%	Fixed/Variable	Jan. 2029	Jan. 2029

	Total EUR denominated	5	86,853	76,866

United States:	Penske Logistics	1	70,000	70,000	4.7%	Fixed	Nov. 2028	Nov. 2028
	Multi-Tenant Mortgage Loan I	10	162,580	162,580	4.4%	Fixed	Nov. 2027	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	Fixed	Feb. 2028	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	Fixed	Dec. 2028	Dec. 2028
	Multi-Tenant Mortgage Loan IV	15	90,111	90,111	4.6%	Fixed	May 2029	May 2029
	Multi-Tenant Mortgage Loan V	10	128,780	139,771	3.7%	Fixed	Oct. 2029	Oct. 2029
	2019 Class A-1 Net-Lease Mortgage Notes	65	94,324	105,859	3.8%	Fixed	May 2049	May 2026
	2019 Class A-2 Net-Lease Mortgage Notes	65	118,340	118,798	4.5%	Fixed	May 2049	May 2029
	2021 Class A-1 Net-Lease Mortgage Notes	42	45,267	49,362	2.2%	Fixed	May 2051	May 2028
	2021 Class A-2 Net-Lease Mortgage Notes	42	78,189	85,262	2.8%	Fixed	May 2051	May 2031
	2021 Class A-3 Net-Lease Mortgage Notes	31	34,997	34,997	3.1%	Fixed	May 2051	May 2028
	2021 Class A-4 Net-Lease Mortgage Notes	30	54,995	54,995	3.7%	Fixed	May 2051	May 2031
	Column Financial Mortgage Notes (5)	—	—	463,370	—%	Fixed	N/A	N/A
	Mortgage Loan II (6)	—	—	210,000	—%	Fixed	N/A	N/A
	Mortgage Loan III	22	33,400	33,400	4.1%	Fixed	Jan. 2028	Jan. 2028
	CMBS Loan (7)	—	—	260,000	—%	Fixed	N/A	N/A
	CMBS Loan II	20	237,000	237,000	5.8%	Fixed	Apr. 2029	Apr. 2029
	Total USD denominated	368	1,279,233	2,246,755
	Gross mortgage notes payable	373	1,366,086	2,323,621	4.4%
	Mortgages classified in discontinued operations:
	Mortgage Loan II (6)	—	—	(210,000)
	CMBS Loan (7)	—	—	(260,000)
	Gross mortgage notes payable (continuing operations)	373	1,366,086	1,853,621
	Mortgage discounts		(51,271)	(73,542)
	Deferred financing costs, net of accumulated amortization (8)		(9,242)	(11,471)
	Mortgage notes payable, net	373	$1,305,573	$1,768,608	4.4%

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
(4)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor and reflects the Euribor rate in effect as of September 30, 2025. This loan was extended from its original maturity date of February 2024 to February 2029.
(5)This mortgage was repaid in May 2025, primarily using borrowings under the USD portion of the Company’s Prior Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility).
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
September 30, 2025
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

The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next four calendar years and thereafter as of September 30, 2025:

(In thousands)	Future Principal Payments (1)
2025 Remainder	$275
2026	94,813
2027	163,191
2028	315,525
2029	659,098
Thereafter	133,184
Total	$1,366,086
______
(1)Assumes exchange rates of £1.00 to $1.34 for British Pounds Sterling (“GBP”) and €1.00 to $1.17 for Euros (“EUR”) as of September 30, 2025 for illustrative purposes, as applicable.
The total gross carrying value of the Company’s unencumbered assets as of September 30, 2025 was $4.36 billion, and approximately $4.31 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) and therefore is not currently available to serve as collateral for future borrowings under the Revolving Credit Facility.
Mortgage Covenants
As of September 30, 2025, the Company was in compliance with all property-level debt covenants with the exception of three property-level debt instruments. For those three property-level debt instruments, the Company either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under the Company’s Revolving Credit Facility. While the restricted cash cannot not be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on the Company’s liquidity or its ability to operate the impacted assets.
Note 6 — Revolving Credit Facility
The table below details the outstanding balances under the Company’s credit agreements as of September 30, 2025 and December 31, 2024:

	September 30, 2025						December 31, 2024 (7)
(In thousands)	TOTAL USD (1)	USD (3)	GBP (4)	EUR (5)	CAD (6)		TOTAL USD (2)	USD	GBP	EUR	CAD
Revolving Credit Facility	$663,762	$135,000	£—	€427,078	C$	38,280	$1,390,292	$494,119	£344,000	€422,145	C$	38,000
(1) Assumes exchange rates of £1.00 to $1.34 for GBP, €1.00 to $1.17 for EUR and C$1.00 to $0.72 for Canadian Dollar (“CAD”) as of September 30, 2025 for illustrative purposes, as applicable.
(2) Assumes exchange rates of £1.00 to $1.25 for GBP, €1.00 to $1.04 for EUR and C$1.00 to $0.70 for CAD as of December 31, 2024 for illustrative purposes, as applicable.
(3) The USD portion of the Revolving Credit Facility is 100% variable and, as of September 30, 2025, had a weighted-average effective interest rate of 5.4%.
(4) The GBP portion of the Revolving Credit Facility was paid off with proceeds received at the First Closing of the Multi-Tenant Retail Disposition.
(5) The EUR portion of Revolving Credit Facility is 58.5% fixed via swaps and, as of September 30, 2025, had a weighted-average effective interest rate of 3.3% after giving effect to interest rate swaps in place.
(6) The CAD portion of Revolving Credit Facility is 100% variable and, as of September 30, 2025, had a weighted-average effective interest rate of 4.2%.
(7) Amounts as of December 31, 2024 were outstanding under the Prior Revolving Credit Facility (as defined below).

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Credit Agreement
On August 5, 2025, the OP, as borrower, together with the Company and certain subsidiaries of the OP acting as guarantors (the “Guarantors”), entered into a credit agreement (the “Credit Agreement” and the credit facilities provided thereunder, collectively, the “Revolving Credit Facility”) with BMO Bank N.A. (“BMO”), as agent, and the other lender parties thereto. The proceeds of the transaction were used, in part, to prepay in full and terminate the Prior Credit Agreement (as defined below).
The Revolving Credit Facility consists solely of a senior unsecured multi-currency revolving credit facility similar to the Prior Revolving Credit Facility (as defined below), and the aggregate total commitments under the Revolving Credit Facility are $1.8 billion ($100.0 million of which can only be used for U.S. dollar loans), with a $75.0 million sublimit for letters of credit. The Credit Facility includes an uncommitted “accordion feature” whereby, so long as no default or event of default has occurred and is continuing, the Company has the right to increase the commitments under the Revolving Credit Facility, allocated to either or both the Revolving Credit Facility or a new term loan facility, by up to an additional $1.185 billion, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. The Revolving Credit Facility matures on August 5, 2029, subject to the OP’s right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms.
Concurrently with the entry into the Credit Agreement, the Company and the other Guarantors entered into a number of guaranty agreements (collectively, the “Guaranty”) and a related contribution agreement, which governs contribution rights of such Guarantors in the event any amounts become payable by them under the Guaranty. The Revolving Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors, and the availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. The Credit Agreement also includes amendments to provisions governing the calculation of the value of the borrowing base under the Prior Credit Agreement (as defined below). Borrowings are, at the option of the Company, able to be denominated in USD, EUR, GBP, CAD and Swiss Francs provided that the total principal amount of non-USD loans does not exceed the sum of the total revolving commitments minus $100.0 million. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. As of September 30, 2025, approximately $911.9 million was available for future borrowings under the Revolving Credit Facility.
The Revolving Credit Facility requires payments of interest only prior to maturity. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the Credit Agreement) or (ii) the applicable Benchmark rate (as defined in the Credit Agreement) for the currency being borrowed. The applicable interest rate margin is based on a range from 0.15% to 0.75% per annum with respect to Base Rate borrowings under the Revolving Credit Facility and 1.15% to 1.75% per annum with respect to Benchmark rate borrowings under the Revolving Credit Facility (provided that the “floor” on the applicable Benchmark rate is 0%). In addition, if the Company achieves an Investment Grade Rating (as defined in the Credit Agreement) from at least two rating agencies named in the Credit Agreement, the OP can elect for the spread to be based on the credit rating of the Company.
The Revolving Credit Facility requires the Company through the OP to pay an unused fee per annum of (i) 0.15% of the unused balance of the Revolving Credit Facility if the unused balance is less than 50% of the total commitment, or (ii) 0.25% of the unused balance of the Revolving Credit Facility if the unused balance exceeds or is equal to 50% of the total commitment. From and after the time the Company obtains an Investment Grade Rating and elects for the applicable interest rate margin to be based on the credit rating of the Company as described in the preceding paragraph, the unused fee will be replaced with a Facility Fee (as defined in the Credit Agreement) based on the total commitment under the Revolving Credit Facility multiplied by 0.30%, decreasing as the Company’s credit rating increases.
As of September 30, 2025, the Revolving Credit Facility had a weighted-average effective interest rate of 3.8% after giving effect to interest rate swaps in place.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Revolving Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on index borrowings. Upon an event of a default, lenders have the right to terminate their obligations under the Revolving Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The terms of the Revolving Credit Facility include various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends (see below) and share repurchases not to exceed $300.0 million) (see Note 10 — Stockholders’ Equity for additional information on Common Stock repurchases), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
changes in nature of business and events of default. The Credit Agreement also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum secured recourse debt, maximum unencumbered leverage, unencumbered interest coverage and minimum net worth; provided that if the Company achieves an Investment Grade Rating from at least one rating agency, the financial maintenance covenants with respect to maximum secured recourse debt and minimum net worth shall no longer apply. As of September 30, 2025, the Company was in compliance with all covenants under the Credit Agreement.
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
The Company’s ability to comply with the restrictions on the payment of distributions in the Credit Agreement depended on its ability to generate sufficient cash flows that in the applicable periods exceed the level of Adjusted FFO required by these restrictions. If the Company is not able to generate the necessary level of Adjusted FFO, the Company will have had to reduce the amount of dividends paid on the common and the preferred stock or consider other actions. Alternatively, the Company could elect to pay a portion of its dividends on the Common Stock in additional shares of Common Stock if approved by the Board.
The Company and the Guarantors guaranteed, and any wholly owned eligible direct or indirect subsidiary of the OP that directly or indirectly owns or leases a real estate asset added to the pool of eligible unencumbered properties required to be maintained under the Credit Agreement is required to guarantee, the OP’s obligations under the Revolving Credit Facility. The Guarantors guaranteed the OP’s obligations under the Revolving Credit Facility pursuant to one or more Guaranties and a related contribution agreement which governs contribution rights of the Guarantors in the event any amounts become payable under the Guaranty. For any Guarantor subsidiary of the OP, the Guaranty will be released if the Company achieves an investment grade credit rating from at least one rating agency, but will again be required (i) if the Company loses its investment grade credit rating, or (ii) with respect to any Guarantor subsidiary of the Company, for so long as the subsidiary is the primary obligor under or provides a guaranty to any holder of unsecured indebtedness.
Prior Credit Agreement
As noted above, the Company used the proceeds from the Credit Agreement, in part, to prepay in full and terminate the previous credit agreement with KeyBank National Association, as agent, and the other lenders party thereto which was originally entered into on July 24, 2017 and had been amended from time to time (the “Prior Credit Agreement”). The Prior Credit Agreement consisted solely of the senior unsecured multi-currency revolving credit facility (the “Prior Revolving Credit Facility”). The aggregate total commitments under the Prior Revolving Credit Facility were $1.95 billion and the sublimits for letters of credit and swing loans were $75.0 million.
The Prior Revolving Credit Facility required payments of interest only prior to maturity. Borrowings under the Prior Revolving Credit Facility bore interest at a variable rate per annum based on an applicable margin that varies based on the ratio of consolidated total indebtedness to consolidated total asset value of the Company and its subsidiaries plus either (i) the Base Rate (as defined in the Prior Credit Agreement) or (ii) the applicable Benchmark rate (as defined in the Prior Credit Agreement) for the currency being borrowed. The applicable interest rate margin was based on a range from 0.30% to 0.90% per annum with respect to Base rate borrowings under the Prior Revolving Credit Facility and 1.30% to 1.90% per annum with respect to Benchmark rate borrowings under the Prior Revolving Credit Facility. For Benchmark Loans denominated in Dollars that bear interest calculated by reference to Term SOFR, there was an additional spread adjustment depending on the length of the interest period.
The Prior Revolving Credit Facility was scheduled to mature on October 8, 2026, subject to the Company’s option, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Prior

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Revolving Credit Facility could be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs associated with borrowings for the applicable Benchmark rate.
Note 7 — Senior Notes, Net
The details of the Company’s senior notes are as follows:

(In thousands)	September 30, 2025	December 31, 2024
3.75% Senior Notes
Aggregate principal amount	$500,000	$500,000
Less: Deferred financing costs	(3,062)	(4,100)
3.75% Senior Notes, net	496,938	495,900

4.50% Senior Notes
Aggregate principal amount	500,000	500,000
Less: Discount	(74,489)	(89,799)
4.50% Senior Notes, net	425,511	410,201

Senior Notes, Net	$922,449	$906,101
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
As of September 30, 2025, the Company was in compliance with the covenants under the Indenture governing the 3.75% Senior Notes.
4.50% Senior Notes
The Company is a guarantor of the $500 million aggregate principal amount 4.50% Senior Notes due 2028 (the “4.50% Senior Notes” and the indenture governing such notes, as supplemented from time to time, the “4.50% Senior Notes Indenture”) issued by RTL and the RTL OP (the “4.50% Senior Note Issuers”). The assumption and guarantees made by the Company, the OP and certain of their subsidiaries (such entities, together with the existing subsidiary guarantors of RTL and the RTL OP, the “4.50% Senior Note Guarantors”) were made pursuant to a supplemental indenture governing the 4.50% Senior Notes. The 4.50% Senior Notes were recorded at their estimated fair value in connection with the REIT Merger, resulting in the recording of a discount. This discount is being amortized as an increase to interest expense over the remaining term of the 4.50% Senior Notes. The 4.50% Senior Notes, which RTL issued on October 7, 2021, were issued at par, will mature on September 30, 2028 and accrue interest at a rate of 4.50% per year. Interest on the 4.50% Senior Notes is payable semi-annually in arrears on March 30 and September 30 of each year and they do not require any principal payments prior to maturity.
As of September 30, 2025, the Company and the issuers under the Indenture were in compliance with the covenants under the Indenture governing the 4.50% Senior Notes.
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
September 30, 2025
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. The Company has determined that its derivative valuations, with the exception of the multi-tenant receivable, net, are classified in Level 2 of the fair value hierarchy. See Note 3 — Multi-Tenant Retail Disposition for additional information on the multi-tenant receivable, net.
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
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
The Company recorded impairments for real estate investments during the three and nine months ended September 30, 2025 and 2024 (see Note 4 — Real Estate Investments, Net for additional information on impairment charges recorded by the Company). The impairments were based on the estimated selling prices, less selling costs, of the impaired properties. The carrying value of these impaired real estate investments on the consolidated balance sheet represents their estimated fair value at the time of impairment.
Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those instruments fall.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2025
Foreign currency forwards, net (GBP & EUR)	$—	$(5,088)	$—	$(5,088)
Interest rate swaps, net (USD & EUR)	$—	$(1,467)	$—	$(1,467)
Multi-tenant disposition receivable	$—	$—	$55,916	$55,916
December 31, 2024
Foreign currency forwards, net (GBP & EUR)	$—	$1,583	$—	$1,583
Interest rate swaps, net (USD,GBP & EUR)	$—	$(2,831)	$—	$(2,831)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2025 and year ended December 31, 2024.
The change in Level 3 assets was as follows for the periods presented:

(In thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning balance	$90,214	$—
Net receivable recorded for the First Closing	—	106,714
Net receivable recorded for the Second Closing	—	5,484
Net receivable recorded for the Third Closing	—	14,406
Net unrealized gain (loss)	3,698	(2,452)
Cash received for open and operating leases	(36,132)	(58,756)
Net realized gain (loss) (1)	(1,864)	(9,480)
Ending balance	$55,916	$55,916
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
•As of September 30, 2025, the Company’s mortgage notes payable had a gross carrying value of $1.4 billion and a fair value of $1.1 billion. As of December 31, 2024 the Company’s mortgage notes payable had a gross carrying value of $2.3 billion and a fair value of $2.2 billion. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of September 30, 2025, the advances to the Company under the Revolving Credit Facility had a carrying value of $0.7 billion and a fair value of $0.7 billion. As of December 31, 2024, the advances to the Company under the Prior Revolving Credit Facility had a carrying value of $1.4 billion and a fair value of $1.4 billion.
•As of September 30, 2025, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $485.0 million. As of December 31, 2024, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $458.1 million.
•As of September 30, 2025, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $490.6 million. As of December 31, 2024, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $458.8 million.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2025 and December 31, 2024:

(In thousands)	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$—	$(1,179)
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	—	(602)
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	—	260
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(1,467)	(1,310)
Total		$(1,467)	$(2,831)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$—	$1,156
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(3,451)	(628)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	—	1,055
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(1,637)	—
Total		$(5,088)	$1,583
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the three and nine months ended September 30, 2025, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending September 30, 2026, the Company estimates that $0.7 million will be reclassified from other comprehensive income as an increase to interest expense.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
In the first quarter of 2025 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur. The accelerated amount was a loss of $3.7 million, and is presented in the unrealized (losses) gains undesignated foreign currency advances and other hedge ineffectiveness line item in the Company’s consolidated statement of operations for the nine months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2025		December 31, 2024
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	—	$—	3	$250,718
Interest rate “pay-fixed” swaps (EUR)	9	362,905	9	321,178
Interest rate “pay-fixed” swaps (USD)	—	—	9	600,000
Total	9	$362,905	21	$1,171,896
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Amount of (loss) gain recognized in AOCI from derivatives	$(711)	$(18,571)	$1,201	$(4,051)
Amount of loss reclassified from AOCI into income as interest expense	$(94)	$3,977	$(2,741)	$12,421
Total interest expense recorded in the consolidated statements of operations	$45,307	$59,504	$152,092	$196,081
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of September 30, 2025 and December 31, 2024 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company did not use foreign currency derivatives that were designated as net investment hedges.
Foreign Denominated Debt Designated as Net Investment Hedges
All foreign currency denominated borrowings under the Revolving Credit Facility are designated as net investment hedges. As such, the designated portion of changes in value due to currency fluctuations are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. The remeasurement gains and losses attributable to the undesignated portion of the foreign currency denominated debt are recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated, or if the Company should no longer possess a controlling interest. The Company records adjustments to earnings for currency impacts related to undesignated excess positions, if any. During the three and nine months ended September 30, 2025, the Company recorded gains of approximately $31,000 and $8.9 million, respectively, due to currency changes on the undesignated excess foreign currency advances over the related net investments. During the nine months ended September 30, 2024, the Company recorded gains of $1.3 million due to currency changes on the undesignated excess foreign currency advances over the related net investments. The Company did not record any similar gains or losses during the three months ended September 30, 2024. These amounts are recorded in unrealized (losses) gains undesignated foreign currency advances and other hedge ineffectiveness in the Company’s consolidated statements of operations.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Non-designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss). The Company recorded a gain on derivative instruments of $2.3 million for the three months ended September 30, 2025, and recorded a loss of $10.4 million for the nine months ended September 30, 2025. The Company recorded losses of $4.7 million and $2.7 million for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	September 30, 2025		December 31, 2024
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	31	$88,044	30	$69,574
Foreign currency forwards (EUR-USD)	22	34,624	19	29,085
Total	53	$122,668	49	$98,659
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2025	$—	(6,555)	—	(6,555)	—	—	$(6,555)
December 31, 2024	$2,471	(3,719)	—	(1,248)	—	—	$(1,248)
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
As of September 30, 2025, the Company did not have any counterparties where the net derivative fair value held by that counterparty was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of September 30, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 10 — Stockholders' Equity
Common Stock
As of September 30, 2025 and December 31, 2024, the Company had 220,355,522 and 231,051,139, respectively, shares of Common Stock issued and outstanding, including Restricted Shares and excluding unvested restricted stock units (“RSUs”) and performance stock units (“PSUs”). Unvested RSUs and PSUs may be settled in shares of Common Stock in the future.
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
During the three and nine months ended September 30, 2025, the Company purchased 868,819 and 10,940,881 shares of Common Stock, respectively, for $6.9 million and $82.9 million, respectively.
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
During the three and nine months ended September 30, 2025 and 2024 the Company did not sell any shares of Common Stock through the Common Stock ATM Program.
Preferred Stock
The Company is currently authorized to issue up to 40,000,000 shares of preferred stock.
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of September 30, 2025 and December 31, 2024. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of September 30, 2025 and December 31, 2024. The Company had 4,695,887 shares of Series B Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024.
•The Company has classified and designated 7,933,711 shares of its authorized Preferred Stock as authorized shares of Series D Preferred Stock, as of September 30, 2025. The Company had 7,933,711 shares of Series D Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024.
•The Company has classified and designated 4,595,175 shares of its authorized Preferred Stock as authorized shares of Series E Preferred Stock, as of September 30, 2025. The Company had 4,595,175 shares of Series E Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024.
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
During the three and nine months ended September 30, 2025 and 2024, the Company did not sell any shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2025, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
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
The following table reflects the activity of RSUs outstanding for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2024	1,248,179	$7.89
Vested	(342,406)	7.96
Granted	986,582	7.39
Forfeitures	(22,354)	8.17
Unvested, September 30, 2025	1,870,001	7.61

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
The following table reflects the activity of Restricted Shares outstanding for the periods presented that impacted the Company:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2024	334,642	$11.88
Vested	(153,195)	9.61
Granted	—	—
Forfeitures	(11,249)	10.22
Unvested, September 30, 2025	170,198	14.03

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2023	565,620	$12.14
Vested	(179,228)	13.01
Granted	—	—
Forfeitures	(49,500)	10.87
Unvested, September 30, 2024	336,892	11.86

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
September 30, 2025
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
Compensation Expense
The combined compensation expense for RSUs, Restricted Shares and the 2023 and 2025 PSUs was $3.1 million and $9.5 million for the three and nine months ended September 30, 2025, respectively. Compensation expense for these equity instruments is recorded as equity-based compensation in the accompanying consolidated statements of operations.
As of September 30, 2025, the Company had $10.1 million of unrecognized compensation cost related to RSUs granted, which is expected to be recognized over a weighted-average period of 1.8 years. As of September 30, 2025, the Company had $1.6 million of unrecognized compensation cost related to Restricted Share awards granted, which is expected to be recognized over a period of 1.8 years. As of September 30, 2025, the Company had $1.8 million of unrecognized compensation cost related to the 2023 PSUs granted, which is expected to be recognized over a period of 1.0 year, and as of September 30, 2025, the Company had unrecognized compensation cost of $4.6 million related to the 2025 PSUs, which is expected to be recognized over a period of 2.3 years.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 13 — Leases
Lessor Arrangements
As of September 30, 2025, the Company’s leases had a weighted-average remaining lease term of 6.2 years.
During the quarter ended June 30, 2025, the Company sold two parcels of land that were leased to tenants and had qualified as financing leases. The income from these leases was not significant, and as a result of the sales, the Company no longer has any financing leases.
Lessee Arrangements
As of September 30, 2025, the Company leases land under 16 ground leases associated with certain properties and also has two operating leases for office space. The aggregate durations for the ground leases and operating leases range from 5.0 to 118 years as of September 30, 2025. The Company did not enter into any new ground or operating leases during the first nine months of 2024.
As of September 30, 2025 and December 31, 2024, the Company’s balance sheets include ROU assets of $69.9 million and $66.2 million, respectively, and operating lease liabilities of $41.8 million and $40.1 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
As of September 30, 2025, the Company’s ground leases and operating leases have a weighted-average remaining lease term of approximately 24.3 years and a weighted-average discount rate of 5.41%. For the three and nine months ended September 30, 2025, the Company paid cash of approximately $1.0 million and $2.6 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $1.2 million, respectively, on a straight-line basis in accordance with the standard.
For the three and nine months ended September 30, 2024, the Company paid cash of approximately $1.2 million and $2.9 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $1.1 million, respectively, on a straight-line basis in accordance with the standard.
The following table reflects the base cash rental payments due from the Company as of September 30, 2025:

(In thousands)	Future Base Rent Payments (1)
2025 Remainder	842
2026	3,463
2027	3,534
2028	3,548
2029	3,556
Thereafter	56,487
Total minimum lease payments (2)	71,430
Less: Effects of discounting	(29,600)
Total present value of lease payments	$41,830
________
(1)Assumes exchange rates of £1.00 to $1.34 for GBP and €1.00 to $1.17 for EUR as of September 30, 2025 for illustrative purposes, as applicable.
(2)Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground rent for this property is prepaid through 2050.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Loss from continuing operations	$(62,580)	$(52,958)	$(189,606)	$(82,066)
Preferred stock dividends	(10,935)	(10,936)	(32,807)	(32,808)
Adjustments to net loss attributable to common stockholders for common share equivalents	(351)	(130)	(1,297)	(532)
Adjusted net loss attributable to common stockholders - Continuing Operations	(73,866)	(64,024)	(223,710)	(115,406)
Income (loss) from discontinued operations	2,464	(12,677)	(84,032)	(42,984)
Adjusted net loss attributable to common stockholders	$(71,402)	$(76,701)	$(307,742)	$(158,390)

Weighted average common shares outstanding — Basic and Diluted	220,890,626	230,463,241	224,670,455	230,388,121

Net loss from continuing operations — Basic and Diluted	$(0.33)	$(0.28)	$(1.00)	$(0.50)
Net income (loss) from discontinued operations — Basic and Diluted	0.01	(0.05)	(0.37)	(0.19)
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.32)	$(0.33)	$(1.37)	$(0.69)
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
The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (see Note 12 — Equity-Based Compensation for additional information on all of the common share equivalents listed in the table below):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unvested RSUs (1)	1,870,849	1,108,693	1,833,919	932,344
Unvested Restricted Shares (2)	170,198	357,783	255,010	456,921
Unvested PSUs (3)	3,165,179	1,288,072	3,075,793	1,288,072
Class A Units (4)	—	115,857	—	115,857
Total common share equivalents excluded from calculation	5,206,226	2,870,405	5,164,722	2,793,194
(1) There were 1,870,001 and 1,092,194 unvested RSUs issued and outstanding as of September 30, 2025 and 2024, respectively.
(2) There were 170,198 and 336,892 unvested Restricted Shares issued and outstanding as of September 30, 2025 and 2024, respectively.
(3) There were 3,165,179 PSUs outstanding as of September 30, 2025 and 1,288,072 outstanding as of September 30, 2024.
(4) There were no Class A units outstanding as of September 30, 2025 and 115,857 outstanding as of September 30, 2024.
No PSU share equivalents were included in the calculation for the three and nine months ended September 30, 2025 and 2024 since their impact was anti-dilutive.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The following table provides operating financial information for the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Industrial & Distribution:
Revenue from tenants	$56,698	$59,654	$169,705	$183,084
Property operating expense	4,593	5,494	14,099	15,126
Net Operating Income	$52,105	$54,160	$155,606	$167,958

Retail (1), (2):
Revenue from tenants	$30,292	$39,602	$102,606	$122,886
Property operating expense	4,050	2,911	10,944	11,969
Net Operating Income	$26,242	$36,691	$91,662	$110,917

Office (2):
Revenue from tenants	$34,023	$35,029	$106,022	$104,796
Property operating expense	4,026	4,961	13,597	14,339
Net Operating Income	$29,997	$30,068	$92,425	$90,457

Multi-Tenant Retail (3):
Revenue from tenants	$—	$4,381	$—	$21,244
Property operating expense	—	1,798	—	7,460
Net Operating Income	$—	$2,583	$—	$13,784
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
September 30, 2025
(Unaudited)
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segment's revenue from tenants to consolidated revenue from tenants and the total reportable segment’s net operating income to consolidated net (loss) income before taxes and consolidated net (loss) income attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenue From Tenants:
Industrial & Distribution	$56,698	$59,654	$169,705	$183,084
Retail (1) (2)	30,292	39,602	102,606	122,886
Office (2)	34,023	35,029	106,022	104,796
Multi-Tenant Retail (3)	—	4,381	—	21,244
Total Consolidated Revenue From Tenants	$121,013	$138,666	$378,333	$432,010

Net (loss) income before income tax and net (loss) income attributable to common stockholders:
Net Operating Income:
Industrial & Distribution	$52,105	$54,160	$155,606	$167,958
Retail (1) (2)	26,242	36,691	91,662	110,917
Office (2)	29,997	30,068	92,425	90,457
Multi-Tenant Retail (3)	—	2,583	—	13,784
Total net operating income	108,344	123,502	339,693	383,116
Impairment charges	(55,433)	(38,483)	(125,560)	(70,212)
Merger, transaction and other costs	(1,623)	(1,901)	(5,204)	(4,230)
General and administrative	(11,834)	(10,937)	(39,376)	(39,346)
Equity-based compensation	(3,059)	(2,309)	(9,490)	(6,622)
Depreciation and amortization	(44,780)	(52,746)	(146,750)	(166,572)
Goodwill impairment	—	—	(7,134)	—
(Loss) gain on dispositions of real estate investments	(5,797)	(4,280)	(5,938)	35,702
Interest expense	(45,307)	(59,504)	(152,092)	(196,081)
Loss on extinguishment of debt	(4,121)	(317)	(8,887)	(13,464)
Gain (Loss) on derivative instruments	2,271	(4,747)	(10,408)	(2,650)
Unrealized income (loss) on undesignated foreign currency advances and other hedge ineffectiveness	31	—	(12,644)	1,332
Other income	1,820	76	3,551	381
Net loss before income tax	(59,488)	(51,646)	(180,239)	(78,646)
Income tax expense	(3,092)	(1,312)	(9,367)	(3,420)
Loss from continuing operations	(62,580)	(52,958)	(189,606)	(82,066)
Income (loss) from discontinued operations	2,464	(12,677)	(84,032)	(42,984)
Net loss	(60,116)	(65,635)	(273,638)	(125,050)
Preferred stock dividends	(10,935)	(10,936)	(32,807)	(32,808)
Net loss attributable to common stockholders	$(71,051)	$(76,571)	$(306,445)	$(157,858)
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The following table reconciles real estate investments, net by segment to consolidated total assets as of the periods presented:

(In thousands)	September 30, 2025 (1)	December 31, 2024 (1)
Investments in real estate, net:
Industrial & Distribution	$2,050,223	$2,180,309
Retail (2)	1,159,475	1,402,600
Office	965,994	1,039,124
Total investments in real estate, net	4,175,692	4,622,033
Real estate assets held for sale	33,636	17,406
Assets of discontinued operations	1,638	1,816,131
Cash and cash equivalents	165,095	159,698
Restricted cash	37,514	64,510
Derivative assets, at fair value	—	2,471
Unbilled straight line rent	83,106	89,804
Operating lease right-of-use asset	69,912	66,163
Prepaid expenses and other assets	73,674	51,504
Multi-tenant disposition receivable, net	55,916	—
Deferred tax assets	4,894	4,866
Goodwill and other intangible assets, net	45,983	51,370
Deferred financing costs, net	18,110	9,808
Total assets	$4,765,170	$6,955,764
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
Geographic Information
Other than the U.S. and United Kingdom, no country or tenant individually comprised more than 10% of the Company’s annualized revenue from tenants on a straight-line basis, or total long-lived assets at September 30, 2025. The following tables present the geographic information for Revenue from tenants and Investments in real estate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenue from tenants:
United States	$84,765	$100,689	$263,999	$320,108
United Kingdom	18,777	21,499	62,867	63,527
Europe	16,681	15,681	49,132	45,976
Canada	790	797	2,335	2,399
Total	$121,013	$138,666	$378,333	$432,010

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

(In thousands)	September 30, 2025	December 31, 2024
Investments in real estate, gross:
United States	$3,766,389	$4,231,893
United Kingdom	803,267	799,624
Europe	586,684	554,133
Canada	37,477	36,292
Total	$5,193,817	$5,621,942

Acquired Intangible Liabilities, Gross
United States	$19,441	$30,983
United Kingdom	5,887	5,279
Europe	12,301	10,669
Canada	20	19
Total	$37,649	$46,950
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Dispositions
Subsequent to September 30, 2025, the Company disposed of five properties for an aggregate price of $17.4 million.
Common Stock Repurchases
Subsequent to September 30, 2025 (through November 5, 2025), the Company purchased 1,144,601 shares of its Common Stock under its Share Repurchase Program for $9.1 million.

Table of Contents

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
As of September 30, 2025, we owned 852 properties consisting of 42.9 million rentable square feet, which were 97% leased, with a weighted-average remaining lease term of 6.2 years. Based on the percentage of annualized rental income on a straight-line basis as of September 30, 2025, approximately 70% of our properties were located in the U.S. and Canada and approximately 30% were located in Europe. In addition, as of September 30, 2025, our portfolio was comprised of 48% Industrial & Distribution properties, 26% Retail properties and 26% Office properties. The percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of September 30, 2025. The straight-line rent includes amounts for tenant concessions.
Our portfolio is leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. A total of 60% of our rental income on an annualized straight-line basis for leases in place as of September 30, 2025 was derived from Investment Grade rated tenants, comprised of 31% leased to tenants with an actual investment grade rating and 29% leased to tenants with an implied investment grade rating. For our purposes, “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of September 30, 2025.
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

Table of Contents
Properties
The following table represents a summary by segment of our portfolio of real estate properties as of September 30, 2025:

		Annualized Straight-Line Rent		Annualized Base Rent		Square Feet
Segment	Number of Properties	Amount	%	Amount	%	Amount	%	Occupancy	Weighted-Average Remaining Lease Term (Years) (1)
		(In thousands)		(In thousands)		(In thousands)
Industrial & Distribution	197	$211,751	48%	$206,857	48%	29,873	70%	97%	6.4
Retail	596	111,781	26%	109,526	25%	6,684	15%	97%	6.9
Office	59	115,378	26%	114,693	27%	6,365	15%	94%	4.7
Total	852	$438,910	100%	$431,076	100%	42,922	100%	97%	6.2
__________
(1) If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years is calculated based on square feet as of September 30, 2025.
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
Due to the classification of the Multi-Tenant Retail Portfolio as a discontinued operation, the tables below do not include the results of the Multi-Tenant Retail Portfolio, which are classified within loss from discontinued operations in our consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Comparison of the Three Months Ended September 30, 2025 and 2024
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $71.1 million for the three months ended September 30, 2025, as compared to $76.6 million for the three months ended September 30, 2024. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

Revenue from Tenants
Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Three Months Ended September 30,
(In thousands)	2025	2024
Revenue From Tenants:
Industrial & Distribution	$56,698	$59,654
Retail	30,292	39,602
Office	34,023	35,029
Multi-Tenant Retail (1)	—	4,381
Total Consolidated Revenue From Tenants	$121,013	$138,666
__________
(1) Reflects former Multi-Tenant Retail properties that were sold individually prior to December 31, 2024. Does not include the Multi-Tenant Retail Portfolio which is presented as a discontinued operation (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $56.7 million and $59.7 million for the three months ended September 30, 2025 and 2024, respectively. The decrease in revenue from tenants was due to the loss of revenue of approximately $2.6 million from dispositions and lower revenue of approximately $0.4 million from other properties. The loss of revenue from dispositions primarily resulted from the sale of two groups of properties that were leased by two of our former tenants, which comprised almost all of the decrease. There was minimal impact from the year-over-year change in average exchange rates during the three months ended September 30, 2025, when compared to the same period last year.
Retail
Revenue from tenants in our Retail segment was $30.3 million and $39.6 million for the three months ended September 30, 2025 and 2024, respectively. The decrease was primarily driven by the loss of revenue of approximately $8.4 million from dispositions and lower revenue from other properties of $0.9 million. The loss of revenue from dispositions was primarily related to four tenants which comprised approximately $7.9 million of the decrease. There was minimal impact from the year-over-year change in average exchange rates during the three months ended September 30, 2025, when compared to the same period last year.
Office
Revenue from tenants in our Office segment was $34.0 million and $35.0 million for the three months ended September 30, 2025 and 2024, respectively. The decrease in the third quarter of 2025, when compared to the same period last year, was primarily driven by the net loss of revenue of approximately $1.6 million from dispositions, partially offset by higher revenue from other properties of $0.6 million. The loss of revenue from dispositions was primarily related to six tenants, which comprised almost all of the decrease. The year-over-year change in foreign exchange rates had a minimal impact.
Total office revenue in the third quarter of 2025 included write offs of straight-line rent of $2.6 million and the impact of termination fees recorded of approximately $2.2 million.
Property Operating Expenses
Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Three Months Ended September 30,
(In thousands)	2025	2024
Property Operating Expenses:
Industrial & Distribution	$4,593	$5,494
Retail	4,050	2,911
Office	4,026	4,961
Multi-Tenant Retail (1)	—	1,798
Total Consolidated Property Operating Expenses	$12,669	$15,164

(1) Reflects former Multi-Tenant Retail properties that were sold individually prior to December 31, 2024. Does not include the Multi-Tenant Retail Portfolio which is presented as a discontinued operation (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $4.6 million and $5.5 million for the three months ended September 30, 2025 and 2024, respectively. The decrease was due to lower costs of $0.5 million from properties owned in both periods due to the timing of our reimbursable costs and lower costs of $0.4 million from dispositions. There was minimal impact from the year-over-year change in average foreign exchange rates during the three months ended September 30, 2025, when compared to the same period last year.
Retail
Property operating expenses in our Retail segment were $4.1 million and $2.9 million for the three months ended September 30, 2025 and 2024, respectively. The increase in the third quarter of 2025 was primarily driven by higher costs of $1.7 million, from properties owned in both periods, primarily due to higher costs absorbed by us at one of our properties located in Europe. This increase was partially offset by lower costs of $0.5 million from properties sold. There was minimal impact from the year-over-year change in average exchange rates during the three months ended September 30, 2025, when compared to the same period last year.
Office
Property operating expenses in our Office segment were $4.0 million and $5.0 million for the three months ended September 30, 2025 and 2024, respectively. The decrease in the third quarter of 2025 was driven by a decrease of $0.5 million from properties owned in both periods and lower costs of $0.5 million from properties sold. There was minimal impact from the year-over-year change in average exchange rates during the three months ended September 30, 2025, when compared to the same period last year.
Impairment Charges
During the three months ended September 30, 2025, we determined that 10 of our properties (nine of which were located in the U.S. and one located in the U.K.) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price less selling costs of such properties, and as a result, we recorded an impairment charge of approximately $55.4 million.
During the three months ended September 30, 2024, we determined that 21 of our properties located in the U.S. (19 of which were acquired in the REIT Merger) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, we recorded an impairment charge of approximately $38.5 million.
Merger, Transaction and Other Costs
We recognized $1.6 million and $1.9 million of merger, transaction and other costs during the three months ended September 30, 2025 and 2024, respectively. Merger costs are only reflected in the three months ended September 30, 2024.
General and Administrative Expenses
General and administrative expenses were $11.8 million and $10.9 million for the three months ended September 30, 2025 and 2024, respectively, primarily consisting of employee compensation/payroll expenses, professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The overall increase in general and administrative expenses was primarily due to higher professional fees.
Equity-Based Compensation
During the three months ended September 30, 2025 and 2024, we recognized equity-based compensation expense of $3.1 million and $2.3 million, respectively. Equity-based compensation in the quarter ended September 30, 2025 consisted of (i) amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of AR Global Investments, LLC, our former advisor (the “Former Advisor”) or its affiliates who were involved in providing services to us prior to the Internalization; (ii) amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our employees and our independent directors; and (iii) amortization expense related to performance stock units (“PSUs”). The period over period increase in expense was attributable to RSUs and PSUs granted in late 2024 and early 2025.
For additional information related to our equity-based compensation, including with respect to the RSUs and PSUs granted in late 2024 and early 2025, see Note 12 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $44.8 million and $52.7 million for the three months ended September 30, 2025 and 2024, respectively. The decrease was due to lower depreciation and amortization due to dispositions during 2025 and 2024.

(Loss) Gain on Dispositions of Real Estate Investments
During the three months ended September 30, 2025, we sold 58 properties (three Industrial and Distribution properties, 51 Retail properties and four Office properties), not including the properties sold as part of the Multi-Tenant Retail Disposition, which are part of discontinued operations (see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q), and as a result, recorded a net loss of $5.8 million.
During the three months ended September 30, 2024, we sold 20 properties, 13 of which were acquired in the REIT Merger, and recorded a net loss of $4.3 million.
Interest Expense
Interest expense was $45.3 million and $59.5 million for the three months ended September 30, 2025 and 2024, respectively. The decrease was due to lower gross debt outstanding and a lower weighted-average effective interest rate during the three months ended September 30, 2025. The amount of our total gross debt outstanding was $3.0 billion as of September 30, 2025, as compared to $5.0 billion as of September 30, 2024, primarily as a result of the strategic disposition initiative we initiated in 2024. The weighted-average effective interest rate of our total debt was 4.2% as of September 30, 2025 and 4.8% as of September 30, 2024.
The decrease in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the three months ended September 30, 2025, when compared to the same period last year. As of September 30, 2025, approximately 19% of our total debt outstanding was denominated in EUR and 1% was denominated in Canadian Dollars (“CAD”) (not including debt that will be assumed by the buyer in the Multi-Tenant Retail Disposition). As of September 30, 2024, approximately 11% of our total debt outstanding was denominated in EUR, 9% of our total debt outstanding was denominated in GBP and 1% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of September 30, 2025, approximately 45% of our total debt outstanding was secured and 55% was unsecured, the latter including amounts outstanding under our Revolving Credit Facility, our $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “3.75% Senior Notes”) and $500 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”).
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
Loss on Extinguishment of Debt
The loss on extinguishment of debt was $4.1 million and $0.3 million during the quarters ended September 30, 2025 and September 30, 2024, respectively. The loss during the third quarter of 2025 primarily related to the accelerated amortization of deferred financing costs related to our Prior Credit Agreement which was terminated in August 2025 (see Note 6 — Revolving Credit Facility to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Gain (Loss) on Derivative Instruments
The gain of $2.3 million on derivative instruments for the three months ended September 30, 2025 and the loss of $4.7 million on derivative instruments for the three months ended September 30, 2024, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by exchange rate changes in the GBP and EUR compared to the USD. For the three months ended September 30, 2025, the gain on derivative instruments consisted of unrealized gains of $3.4 million and realized losses of $1.1 million. For the three months ended September 30, 2024, the loss on derivative instruments consisted of unrealized losses of $4.4 million and realized losses of $0.3 million. The overall gains (or losses) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains or losses are included in AFFO (as defined below).
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
Unrealized Gains (Losses) on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We recorded gains of $31,000 on undesignated foreign currency advances and other hedge ineffectiveness during the quarter ended September 30, 2025, related to the accelerated reclassification of amounts in accumulated other comprehensive loss to earnings. We did not record any gains or losses on undesignated foreign currency advances and other hedge ineffectiveness during the three months ended September 30, 2024.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax benefit (expense) domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $3.1 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively.
Preferred Stock Dividends
Preferred stock dividends were $10.9 million for the three months ended September 30, 2025 and 2024. The amounts in both periods represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.
Comparison of the Nine Months Ended September 30, 2025 and 2024
As discussed above, due to the classification of the Multi-Tenant Retail Portfolio as a discontinued operation, the tables below do not include the results of the Multi-Tenant Retail Portfolio, which are classified within loss from discontinued operations in our consolidated statements of operations for the three months ended September 30, 2025 and 2024 (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $306.4 million for the nine months ended September 30, 2025, as compared to net loss of $157.9 million for the nine months ended September 30, 2024. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Revenue From Tenants:
Industrial & Distribution	$169,705	$183,084
Retail	102,606	122,886
Office	106,022	104,796
Multi-Tenant Retail (1)	—	21,244
Total Consolidated Revenue From Tenants	$378,333	$432,010
(1) Reflects former Multi-Tenant Retail properties that were sold individually prior to December 31, 2024. Does not include the Multi-Tenant Retail Portfolio which is presented as a discontinued operation (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $169.7 million and $183.1 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in revenue from tenants was due to the loss of revenue of approximately $13.6 million from dispositions, partially offset by higher revenue of approximately $0.2 million from other properties. The loss of revenue from dispositions primarily resulted from the sale of four groups of properties that were leased by four of our former tenants, which comprised approximately $13.4 million of the total decrease in revenue from dispositions.

There was minimal impact from the year-over-year change in average exchange rates during the nine months ended September 30, 2025, when compared to the same period last year.
Retail
Revenue from tenants in our Retail segment was $102.6 million and $122.9 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease was primarily driven by the loss of revenue of approximately $19.7 million from dispositions and approximately $0.6 million from other properties. The loss of revenue from dispositions was primarily related to six tenants which comprised approximately $17.1 million of the decrease. There was minimal impact from the year-over-year change in average exchange rates during the nine months ended September 30, 2025, when compared to the same period last year.
Office
Revenue from tenants in our Office segment was $106.0 million and $104.8 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in the first nine months of 2025 was primarily driven by higher revenue from properties owned in both periods of $3.1 million, partially offset by the net loss of revenue of $1.9 million from dispositions. The net loss of revenue from dispositions was primarily related to six properties, which comprised approximately $1.5 million of the decrease. The year-over-year change in foreign exchange rates had a minimal impact.
Total office revenue in the nine months ended September 30, 2025 included write offs of straight-line rent of $2.6 million and the impact of termination fees recorded of approximately $6.8 million.
Property Operating Expenses
Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Property Operating Expenses:
Industrial & Distribution	$14,099	$15,126
Retail	10,944	11,969
Office	13,597	14,339
Multi-Tenant Retail (1)	—	7,460
Total Consolidated Property Operating Expenses	$38,640	$48,894
(1) Reflects former Multi-Tenant Retail properties that were sold individually prior to December 31, 2024. Does not include the Multi-Tenant Retail Portfolio which is presented as a discontinued operation (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $14.1 million and $15.1 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease was due to lower costs of $0.5 million from dispositions and lower costs of $0.5 million from other properties due to the timing of our reimbursable costs. There was minimal impact from the year-over-year change in average foreign exchange rates during the nine months ended September 30, 2025, when compared to the same period last year.
Retail
Property operating expenses in our Retail segment were $10.9 million and $12.0 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease was primarily driven by lower costs of $2.9 million from properties sold, partially offset by an increase of approximately $1.8 million from properties owned in both periods due to higher costs absorbed by us at one of our properties located in Europe. There was minimal impact from the year-over-year change in average exchange rates during the nine months ended September 30, 2025, when compared to the same period last year.
Office
Property operating expenses in our Office segment were $13.6 million and $14.3 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the first nine months of 2025 was driven by lower costs of approximately $1.5 million from properties sold, partially offset by higher costs of approximately $0.8 million from properties owned in each period. There was minimal impact from the year-over-year change in average exchange rates during the nine months ended September 30, 2025, when compared to the same period last year.
Impairment Charges

During the nine months ended September 30, 2025, we determined that the fair values of 100 of our properties (97 located in the U.S., one located in Europe and two located in the U.K.) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties less selling costs, and as a result, the Company recorded an impairment charge of approximately $125.6 million.
During the nine months ended September 30, 2024, we determined that the fair values of 33 of our properties located in the U.S. (28 of which were acquired in the REIT Merger) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, we recorded an impairment charge of approximately $70.2 million. The majority of the impairment charges in the first nine months of 2024 were due to legacy GNL properties.
Merger, Transaction and Other Costs
We recognized $5.2 million and $4.2 million of merger, transaction and other costs during the nine months ended September 30, 2025 and 2024, respectively. Merger costs are only reflected in the nine months ended September 30, 2024.
General and Administrative Expenses
General and administrative expenses were relatively flat at $39.4 million and $39.3 million for the nine months ended September 30, 2025 and 2024, respectively, primarily consisting of employee compensation/payroll expenses, professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance.
Equity-Based Compensation
During the nine months ended September 30, 2025 and 2024, we recognized equity-based compensation expense of $9.5 million and $6.6 million, respectively. Equity-based compensation in the quarter ended September 30, 2025 consisted of (i) amortization of restricted shares of Common Stock (“Restricted Shares”) granted to employees of the Former Advisor or its affiliates who were involved in providing services to us prior to the Internalization; (ii) amortization of RSUs granted to our employees and our independent directors; and (iii) amortization expense related to PSUs. The period over period increase in expense was attributable to RSUs and PSUs granted in late 2024 and early 2025.
For additional information related to our equity-based compensation, including with respect to the RSUs and PSUs granted in late 2024 and early 2025, see Note 12 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $146.8 million and $166.6 million for the nine months ended September 30, 2025 and 2024, respectively. Lower depreciation and amortization due to dispositions during 2025 and 2024 was partially offset by higher amortization expense of approximately $11.0 million from the accelerated amortization of in-place lease intangibles during the nine months ended September 30, 2025.
(Loss) Gain on Dispositions of Real Estate Investments
During the nine months ended September 30, 2025, we sold 168 properties, (9 Industrial and Distribution properties, 152 Retail properties and seven Office properties), not including the properties sold as part of the Multi-Tenant Retail Disposition (see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q), and as a result, recorded a net loss of $5.9 million.
During the nine months ended September 30, 2024, we sold 75 properties, 64 which were acquired in the REIT Merger, and recorded a net gain of $35.7 million.
Interest Expense
Interest expense was $152.1 million and $196.1 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease was due to lower gross debt outstanding and a lower weighted-average effective interest rate during the nine months ended September 30, 2025. The net amount of our total gross debt outstanding was $5.0 billion as of September 30, 2024 as compared to $3.0 billion as of September 30, 2025, primarily as a result of the repayment of debt with the net proceeds from, or the assumption of debt by purchasers in connection with, dispositions. The weighted-average effective interest rate of our total debt was 4.2% as of September 30, 2025 and 4.8% as of September 30, 2024.
The decrease in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the nine months ended September 30, 2025, when compared to the same period last year. As of September 30, 2025, approximately 19% of our total debt outstanding was denominated in EUR and 1% was denominated in CAD. As of September 30, 2024, approximately 11% of our total debt outstanding was denominated in EUR, 9% of our total debt outstanding was denominated in GBP and 1% was denominated in CAD.

We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of September 30, 2025, approximately 45% of our total debt outstanding was secured and 55% was unsecured, the latter including amounts outstanding under our Revolving Credit Facility, our 3.75% Senior Notes and 4.50% Senior Notes.
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
Loss on Extinguishment of Debt
The loss on extinguishment of debt was $8.9 million and $13.5 million for the nine months ended September 30, 2025 and 2024, respectively. The loss during the nine months ended September 30, 2025 primarily related to the accelerated amortization of deferred financing costs related to our Prior Credit Agreement (as defined below) which was terminated in August 2025 (see Note 6 — Revolving Credit Facility to our consolidated financial statements included in this Quarterly Report on Form 10-Q), as well as the accelerated amortization and fees related to the repayment of one of our mortgages in May of 2025. The amount in 2024 was primarily related to the fee required to be paid upon repayment of the mortgage loan that encumbered our McLaren properties in the U.K. This mortgage loan was assumed as part of our acquisition of the McLaren properties in 2021 and included the fee noted above in the terms of the mortgage.
Gain (Loss) on Derivative Instruments
The loss on derivative instruments of $10.4 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD. For the nine months ended September 30, 2025, the loss on derivative instruments consisted of unrealized losses of $7.1 million and realized losses of $3.3 million. For the nine months ended September 30, 2024, the loss on derivative instruments consisted of unrealized losses of $2.9 million and realized gains of $0.2 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included in AFFO (as defined below).
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
Unrealized Gains (Losses) on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We recorded losses of $12.6 million and gains of $1.3 million on undesignated foreign currency advances and other hedge ineffectiveness, related to the accelerated reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur, for the nine months ended September 30, 2025.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $9.4 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively.
Preferred Stock Dividends
Preferred stock dividends were $32.8 million for both the nine months ended September 30, 2025 and 2024. The amounts in both periods represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.
Cash Flows from Operating Activities
The level of cash flows provided by operating activities is driven by, among other things, rental income received and interest payments on outstanding borrowings.

During the nine months ended September 30, 2025, net cash provided by operating activities was $167.2 million. Cash flows provided by operating activities during the nine months ended September 30, 2025 reflect net loss of $273.6 million, adjusted for non-cash items of $406.6 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, unbilled straight-line rent, equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other non-cash items). In addition, operating cash flow was impacted by lease incentive and commission payments of $7.4 million and a net decrease of $26.9 million in working capital items due to an increase in prepaid expenses and other assets of $6.5 million, a decrease in accounts payable and accrued expenses of $30.7 million and an increase in prepaid rent of $10.2 million.
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
Cash Flows from Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2025 of $1.4 billion consisted of net proceeds from dispositions of $1.4 billion, principally from the Multi-Tenant Retail Disposition, and cash received from the multi-tenant disposition receivable of $58.8 million, which were partially offset by capital expenditures of $26.2 million.
Net cash provided by investing activities during the nine months ended September 30, 2024 of $515.3 million consisted of net proceeds from dispositions of $547.6 million, partially offset by capital expenditures of $32.8 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $1.6 billion during the nine months ended September 30, 2025 was a result of net paydowns of borrowings under our Revolving Credit Facility of $798.4 million, net payments of principal on mortgage notes payable of $501.2 million, $82.9 million of Common Stock repurchases, $15.3 million of payments for deferred financing costs, dividends paid to common stockholders of $149.8 million, dividends paid to holders of our Series A Preferred Stock of $9.2 million, dividends paid to holders of our Series B Preferred Stock of $6.1 million, dividends paid to holders of our Series D Preferred Stock of $11.2 million, and dividends paid to holders of our Series E Preferred Stock of $6.4 million.
Net cash used in financing activities of $730.3 million during the nine months ended September 30, 2024 was a result of net payments of principal on mortgage notes payable of $275.2 million, net paydowns of borrowings under our Prior Revolving Credit Facility of $192.4 million, dividends paid to common stockholders of $208.7 million, dividends paid to holders of our Series A Preferred Stock of $9.2 million, dividends paid to holders of our Series B Preferred Stock of $6.1 million, dividends paid to holders of our Series D Preferred Stock of $11.2 million, dividends paid to holders of our Series E Preferred Stock of $6.4 million, payments for early extinguishment of debt charges of $13.1 million and cash paid for financing costs of $7.6 million.
Liquidity and Capital Resources
Our principal future needs for cash and cash equivalents include the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, repayment of certain debt obligations, which includes our continuing debt service obligations and dividends to holders of our Common Stock and Preferred Stock, as well as to any future class or series of preferred stock we may issue. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $165.1 million and $159.7 million, respectively. See discussion above for how our cash flows from various sources impacted our cash.
Management expects that cash generated from operations, supplemented by our existing cash will be sufficient to fund, in the near term and long term, the payment of quarterly dividends to our common stockholders and holders of our Preferred Stock, as well as anticipated capital expenditures. During the nine months ended September 30, 2025, cash generated from operations covered 92% of our dividends paid. In addition, we continue to manage our leverage by using proceeds from dispositions to reduce our debt pursuant to our previously announced 2024 strategic disposition initiative, and we currently have entered into purchase and sale agreements (“PSAs”) and non-binding letters of intent (“LOIs”) totaling an aggregate of $127.6 million. The PSAs and LOIs are subject to conditions and there can be no assurance we will be able to complete these dispositions on their contemplated terms, or at all.
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
Acquisitions and Dispositions — Nine Months Ended September 30, 2025
As disclosed above, during the six months ended June 30, 2025, we completed the Multi-Tenant Retail Disposition (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements in this Quarterly Report on Form 10-Q).
During the three and nine months ended September 30, 2025, we sold 58 and 168 additional properties, respectively, for an aggregate contract price of $87.4 million and $283.5 million, respectively.
We did not acquire any properties during the three and nine months ended September 30, 2025.
Acquisitions and Dispositions Subsequent to September 30, 2025 and Pending Transactions
Subsequent to September 30, 2025, we disposed of five properties for an aggregate price of $17.4 million. In addition, we have signed definitive PSAs to dispose of 28 properties for a contract purchase price of $121.5 million and we have signed non-binding LOIs to dispose of two properties for an aggregate sale price of $6.1 million.
Equity Offerings
We have an “at the market” equity offering program (the “Common Stock ATM Program”) pursuant to which we may sell shares of Common Stock, from time, to time through our sales agents having an aggregate offering amount of up to $285.0 million, and we have an “at the market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”) pursuant to which we may sell shares of Series B Preferred Stock, from time to time, through our sales agents having an aggregate offering amount of up to $170.0 million. During the three and nine months ended September 30, 2025, we did not sell any shares of Common Stock through the Common Stock ATM Program or any shares of Series B Preferred Stock through the Series B Preferred Stock ATM Program. See Note 10 — Stockholders’ Equity our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on our ATM programs.
Share Repurchase Program
On February 20, 2025, our Board authorized a share repurchase program for up to an aggregate amount of $300 million of shares of Common Stock (the “Share Repurchase Program”). Under the Share Repurchase Program, which does not have a stated expiration date, the Company may repurchase shares of Common Stock from time to time through open market purchases, including pursuant to Rule 10b5-1 pre-set trading plans and under Rule 10b-18 of the Exchange Act, privately negotiated transactions, accelerated share repurchase transactions entered into with one or more counterparties or otherwise, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. During the three and nine months ended September 30, 2025, we purchased 868,819 and 10,940,881 shares of Common Stock, respectively, for approximately $6.9 million and $82.9 million, respectively, or an average share price of $7.97 and $7.56, respectively.
Borrowings
As of September 30, 2025 and December 31, 2024, we had total gross debt outstanding of $3.0 billion and $4.7 billion ($4.2 billion not including two mortgages classified in discontinued operations), respectively, bearing interest at weighted-average interest rates per annum equal to 4.2% and 4.8%, respectively.
As of September 30, 2025, 87% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 4.2% per annum. As of September 30, 2025, 13% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 4.1% per annum. The total gross carrying value of unencumbered assets as of September 30, 2025 was $4.36 billion, of which approximately $4.31 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not currently available to serve as collateral for future borrowings under the Revolving Credit Facility.
Our debt leverage ratio was 58.8% and 63.8% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of September 30, 2025 and December 31, 2024, respectively. As of

September 30, 2025, the weighted-average maturity of our indebtedness was 3.2 years. We believe we have the ability to service our debt obligations as they come due.
As noted above, we continue to manage our leverage by using proceeds from the Multi-Tenant Retail Disposition and other dispositions to reduce our debt, and we currently have entered into PSAs and LOIs totaling an aggregate of $127.6 million.
Senior Notes
Both the 3.75% and the 4.50% Senior Notes do not require any principal payments prior to maturity. As of September 30, 2025, the carrying amount of the 3.75% and the 4.50% Senior Notes on our balance sheets totaled $922.4 million in the aggregate, which is net of $77.6 million of deferred financing costs and discounts, and as of December 31, 2024 the carrying amount on our balance sheets totaled $906.1 million in the aggregate, which is net of $93.9 million of deferred financing costs and discounts. See Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Mortgage Notes Payable
As of September 30, 2025 and December 31, 2024, we had secured gross mortgage notes payable (from continuing operations) of $1.4 billion and $1.9 billion respectively. All of our current mortgage loans require payment of interest-only with the principal due at maturity. As of December 31, 2024, the following mortgages, which were assumed by RCG in the second quarter of 2025 as part of the Multi-Tenant Retail Disposition, were classified within discontinued operations on our consolidated balance sheets; (a) a mortgage for 12 properties secured by a $210.0 million mortgage from Société Générale and UBS AG, and (b) a mortgage for 29 properties secured by a $260.0 million mortgage from Barclays Capital Real Estate Inc., Société Générale, KeyBank and Bank of Montreal. We have $0.3 million of principal payments due on our mortgages during the remainder of 2025. See Note 5 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on our mortgage notes payable.
Credit Facility
On August 5, 2025, the OP, as borrower, together with us and certain subsidiaries of the OP acting as guarantors, entered into a credit agreement (the “Credit Agreement” and the credit facilities provided thereunder, collectively, the “Revolving Credit Facility”) with BMO Bank N.A. (“BMO”), as agent, and the other lender parties thereto. The proceeds of the transaction were used, in part, to prepay in full and terminate the previous credit agreement, with KeyBank National Association, as agent, and the other lenders party thereto which was originally entered into on July 24, 2017 and had been amended from time to time (the “Prior Credit Agreement”). The Prior Credit Agreement consisted solely of the senior unsecured multi-currency revolving credit facility (the “Prior Revolving Credit Facility”). The total amount to pay off the Prior Revolving Credit Facility was $732.7 million, and also, as a result of the termination of the Prior Credit Agreement, we recorded a loss on extinguishment of debt of approximately $2.6 million in the third quarter of 2025 related to the accelerated amortization of deferred financing costs.
As of September 30, 2025, outstanding borrowings under our Revolving Credit Facility were $663.8 million and, as of December 31, 2024, outstanding borrowings under our Prior Revolving Credit Facility were $1.4 billion. During the nine months ended September 30, 2025, we made net additional paydowns of $798.4 million on these borrowings, primarily as a result of the proceeds received from the Multi-Tenant Retail Disposition, net of additional borrowings used to pay down certain mortgages. As of September 30, 2025, approximately $911.9 million was available for future borrowings under the Revolving Credit Facility.
The Revolving Credit Facility consists solely of a senior unsecured multi-currency revolving credit facility similar to the Prior Revolving Credit Facility, and the aggregate total commitments under the Revolving Credit Facility are $1.8 billion ($100.0 million of which can only be used for U.S. dollar loans), with a $75.0 million sublimit for letters of credit. The Credit Facility includes an uncommitted “accordion feature” whereby, so long as no default or event of default has occurred and is continuing, the Company has the right to increase the commitments under the Revolving Credit Facility, allocated to either or both the Revolving Credit Facility or a new term loan facility, by up to an additional $1.185 billion, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. The Revolving Credit Facility matures on August 5, 2029, subject to the OP’s right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms
See Note 6 — Revolving Credit Facility to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Revolving Credit Facility and related covenants under such facilities.
On October 17, 2025 we announced that Fitch Ratings upgraded our corporate credit rating to investment-grade BBB- from BB+, and as a result, subject to ongoing maintenance of an investment grade credit rating from at least one rating agency (as defined in the Credit Agreement), the subsidiary guarantees of the Revolving Credit Facility have been released (provided, with respect to each former subsidiary guarantor, such subsidiary does not become the primary obligor under, or provides a guaranty to any holder of, unsecured indebtedness) and the financial maintenance covenants with respect to maximum secured recourse debt and minimum net worth no longer apply.

Covenants
As of September 30, 2025, we were in compliance with the covenants under the indenture governing the 3.75% Senior Notes, the indenture governing the 4.50% Senior Notes and the Credit Agreement (see Note 6 — Revolving Credit Facility and Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information).
As of September 30, 2025, we were in compliance with all property-level debt covenants with the exception of three property-level debt instruments. For those three property-level debt instruments, we either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under our Revolving Credit Facility. While the restricted cash cannot not be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on our ability to operate the impacted assets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net loss attributable to common stockholders (in accordance with GAAP)	$(71,051)	$(76,571)	$(306,445)	$(157,858)
Impairment charges	55,433	38,483	125,560	70,212
Depreciation and amortization	44,780	52,746	146,750	166,572
Gain (loss) on dispositions of real estate investments	5,797	4,280	5,938	(35,702)
Discontinued operations FFO adjustments	(1,214)	32,784	80,503	100,464
FFO (as defined by NAREIT) attributable to common stockholders	33,745	51,722	52,306	143,688
Merger, transaction and other costs (1)	1,623	1,901	5,204	4,230
Loss on extinguishment and modification of debt	4,121	317	8,887	13,464
Discontinued operations Core FFO adjustments	—	—	15,181	5
Core FFO attributable to common stockholders	39,489	53,940	81,578	161,387
Non-cash equity-based compensation	3,059	2,309	9,490	6,622
Non-cash portion of interest expense	2,681	2,496	7,666	7,470
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	1,147	1,805	2,539	5,931
Straight-line rent	3,433	(5,343)	(4,761)	(15,254)
Unrealized (gains) losses on undesignated foreign currency advances and other hedge ineffectiveness	(31)	—	12,644	(1,332)
Eliminate unrealized (gains) losses on foreign currency transactions (2)	(3,421)	4,360	7,060	2,871
Amortization of discounts on mortgages and senior notes	8,640	14,156	37,209	53,574
Expenses attributable to European tax restructuring (3)	—	—	—	485
Transition costs related to the REIT Merger and Internalization (4)	—	138	—	3,959
Forfeited disposition deposit (5)	—	(5)	—	(201)
Goodwill impairment (6)	—	—	7,134	—
Eliminate (gains) losses related to multi-tenant disposition receivable (7)	(1,834)	—	11,932	—
AFFO attributable to common stockholders	$53,163	$73,856	$172,491	$225,512

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$33,745	$51,722	$52,306	$143,688
Core FFO attributable to common stockholders	$39,489	$53,940	$81,578	$161,387
AFFO attributable to common stockholders	$53,163	$73,856	$172,491	$225,512
_________
(1)For the three and nine months ended September 30, 2024, these costs primarily consisted of advisory, legal and other professional costs that were directly related to the REIT Merger and Internalization.
(2)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended September 30, 2025, the gain on derivative instruments was $2.3 million, which consisted of unrealized gains of $3.4 million and realized losses of $1.1 million. For the nine months ended September 30, 2025, the loss on derivative instruments was $10.4 million, which consisted of unrealized losses of $7.1 million and realized losses of $3.3 million. For the three months ended September 30, 2024, the loss on derivative instruments was $4.7 million, which consisted of unrealized losses of $4.4 million and realized losses of $0.3 million. For the nine months ended September 30, 2024, the loss on derivative instruments was $2.7 million, which consisted of unrealized losses of $2.9 million and realized gains of $0.2 million.
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
(7) Represents adjustments to the fair value of the embedded derivative feature of the multi-tenant disposition receivable (see Note 3 — Multi-Tenant Disposition Receivable, Net for additional information). We do not consider these adjustments to be indicative of our normal operating performance and have, accordingly, increased AFFO for these amounts.

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
Pursuant to the Credit Agreement, we may not pay distributions, including cash dividends on, or redeem or repurchase Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, or any other class or series of stock we may issue in the future, that exceed 100% of our Adjusted FFO as defined in the Credit Facility (which is different from AFFO disclosed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends and other distributions and redeem or repurchase an aggregate amount equal to no more than 105% of our Adjusted FFO. In addition, for so long as we maintain an investment grade rating from one or more of Moody’s, Standard & Poor’s or Fitch, the percentage limitation set forth above will not apply and we will be able to make distributions, including cash dividends, on our stock, subject to certain restrictions. We last used the exception to pay dividends that were between 100% of Adjusted FFO and 105% of Adjusted FFO during the quarter ended on June 30, 2020 under our Prior Credit Agreement, which contained the same restriction on distributions, redemptions or repurchases of our capital stock and related exceptions therefrom, and may use this exception in the future under our Credit Agreement. In the past, the lenders under our Prior Revolving Credit Facility consented to increase the maximum amount of our Adjusted FFO we could use to pay cash dividends and other distributions and make redemptions and other repurchases in certain periods, but there can be no assurance that the lenders under our Revolving Credit Facility will provide such a consent in the future.

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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of September 30, 2025, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.0%. To help mitigate the adverse impact of inflation, approximately 87% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due under these leases over time by an average cumulative increase of 1.4% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of September 30, 2025, based on straight-line rent, approximately 58.7%, are fixed-rate with increases averaging 1.7%, 23.1% are based on the Consumer Price Index, subject to certain caps, 5.4% are based on other measures, and 12.7% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2025. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our Common Stock share repurchase activity for the quarter ended September 30, 2025 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
				(In Thousands)
July 1, 2025 to July 31, 2025	121,532	$7.48	121,532	$223,343
August 1, 2025 to August 31, 2025	—	—	—	$223,343
September 1, 2025 to September 30, 2025	747,287	8.05	747,287	$217,329
Total	868,819	$7.97	868,819	$217,329
(1) All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our Share Repurchase Program, which authorized the repurchase of up to $300.0 million of our outstanding Common Stock. We publicly announced this program on February 26, 2025.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1	Credit Agreement, dated as of August 5, 2025, by and among Global Net Lease Operating Partnership, L.P., as borrower, BMO Bank N.A., as agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed by Global Net Lease, Inc. on April 4, 2025).
10.2	Unconditional Guaranty of Payment and Performance, dated as of August 5, 2025, made by the Company, ARC Global Holdco, LLC, Global II Holdco, LLC and certain other Guarantors for the benefit of the Agent and the Lenders (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on August 6, 2025).
10.3	Contribution Agreement, dated as of August 5, 2025, by and among Global Net Lease Operating Partnership, L.P., as borrower, the Company and the other Guarantors (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on August 6, 2025).
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Dated: November 6, 2025