Form 10-K
period 2025-12-31
Global Net Lease, Inc.
filed 2026-02-25
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2025
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.7 billion based on the closing sales price on the New York Stock Exchange as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 23, 2026, the registrant had 214,186,001 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

GLOBAL NET LEASE, INC.

FORM 10-K
Year Ended December 31, 2025

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks that any potential future acquisition or disposition by the Company is subject to market conditions, capital availability and timing considerations and may not be identified or completed on favorable terms, or at all. Some of the additional risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Annual Report on Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report on Form 10-K), and our other filings with the U.S. Securities and Exchange Commission (the “SEC”),as such risks, uncertainties and other important factors may be updated from time to time in our subsequent reports.
.

PART I
Item 1. Business.
Overview
We are an internally managed real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S. and Western and Northern Europe.
As of December 31, 2025, we owned 820 properties consisting of 40.7 million rentable square feet, which were 97% leased, with a weighted-average remaining lease term of 6.1 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2025, approximately 74% of our properties were located in the U.S. and Canada and approximately 26% were located in Europe. In addition, as of December 31, 2025, our portfolio was comprised of 46% Industrial & Distribution properties, 27% Retail properties and 27% Office properties. These represent our three reportable segments and the percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of December 31, 2025. The straight-line rent includes amounts for tenant concessions.
The Multi-Tenant Retail Disposition
During the six months ended June 30, 2025, we completed the sale of 99 of our multi-tenant retail properties (the “Multi-Tenant Retail Portfolio”) to RCG Venture Holdings, LLC (“RCG”) pursuant to a purchase and sale agreement, dated as of February 25, 2025 (the “Multi-Tenant Retail Disposition”).
The results of operations of the Multi-Tenant Retail Portfolio are currently reported as part of discontinued operations (see Note 2 — Summary of Significant Accounting Policies and Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Annual Report on Form 10-K for additional information).
The Acquisition of The Necessity Retail REIT and the Internalization
On September 12, 2023 (the “Acquisition Date”), the REIT Merger and the Internalization Merger (both as defined in Note 4 — The Mergers to our consolidated financial statements included in this Annual Report on Form 10-K) were consummated (collectively, the “Mergers”). See Note 4 — The Mergers to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Investment Strategy
Our recent strategic focus has been on reducing our leverage through select dispositions, prioritizing non-core assets and opportunistic sales. On a long-term basis, we seek to:
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
We own assets located in ten countries and territories. As of December 31, 2025, we leased space to 231 different tenants doing business across 71 different industries. As of December 31, 2025, no industry represented more than 10% of our portfolio’s rental income on a straight-line basis and our portfolio was 97% occupied.
Tenants and Leasing
We are focused over the long term on acquiring strategically located properties in the U.S. and strong sovereign debt rated countries in Western and Northern Europe. Over the short term, we remain focused on managing our leverage, which we expect will continue to include strategic or opportunistic dispositions. Over the course of the calendar years 2025 and 2024 we closed transactions for an aggregate sale price of approximately $3.3 billion under our previously announced strategic disposition initiative, which include the sale of the Multi-Tenant Retail Portfolio. We continuously monitor improving or deteriorating credit quality for asset management opportunities which we review in-house using Moody’s Analytics.

Our properties are leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. For our purposes, “Investment Grade” for our properties includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s Analytics tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of December 31, 2025. A total of 66% of our rental income on an annualized straight-line basis for leases in place as of December 31, 2025 was derived from Investment Grade rated tenants, comprised of 34% leased to tenants with an actual investment grade rating and 32% leased to tenants with an implied investment grade rating.
As of December 31, 2025, our portfolio had a weighted-average remaining lease term of 6.1 years (based on square feet as of the last day of the applicable quarter), as compared to 6.2 years as of December 31, 2024. As of December 31, 2025, approximately 86% of our leases with our tenants contained rent escalation provisions that increase the cash rent that is due over time by an average cumulative increase of 1.4% per year. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Inflation” found later in this Annual Report on Form 10-K.
Our business is generally not seasonal.
Financing Strategies and Policies
We use various sources to fund our business including acquisitions and other investments as well as property and tenant improvements, leasing commissions and other working capital needs. In addition to cash flows from operations, other sources of capital which we have used and may use in the future include, proceeds received from our senior unsecured multi-currency credit facility (the “Revolving Credit Facility”), proceeds from secured or unsecured financings (which may include note issuances), proceeds from offerings of equity securities, including offerings pursuant to our at-the-market program and proceeds from any future sales of properties.
We expect to incur additional indebtedness in the future and issue additional equity to fund our future needs including acquisitions. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but have entered into, and expect to continue to enter into, these types of transactions in order to manage or mitigate our interest rate risk on variable rate debt. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” herein for further discussion.
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
Employees and Human Capital Resources
As of December 31, 2025, we had 56 employees located across the United States (52 employees) and Europe (four employees).
None of our employees is represented by a labor union or covered by a collective bargaining agreement. We believe we enjoy good relationships with our employees. Our human capital resources objectives center around employee engagement, fostering our culture, and leadership development in order to attract and retain talented and well-qualified employees. Our compensation program, including competitive salaries and other benefits, are designed to attract, hire, retain and motivate highly qualified employees and executives. We strive to recognize and reward noteworthy performance, evaluated through periodic reviews with each employee. We also offer training and development opportunities for our employees. In 2025, we offered training and development for our employees, which included anti-harassment training, cybersecurity training, and site manager training.
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
•The majority of our properties are occupied by single tenants and single-tenant leases involve significant risks of tenant default and tenant vacancies, which could materially and adversely affect us.
•Our ability to grow depends on our ability to access additional debt or equity financing on attractive terms, and there can be no assurance we will be able to do so on favorable terms or at all.
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
•Inflation and increases in the inflation rate will have an adverse effect on our investments and results of operations.
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
•We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, which can cause severe disruptions in the U.S. and global economy.
•We may fail to continue to qualify as a REIT.

Risks Related to Our Properties and Operations

We may be unable to enter into contracts for and complete property acquisitions or dispositions on advantageous terms and our property acquisitions may not perform as we expect.
While the Multi-Tenant Retail and McLaren dispositions effectively conclude our strategic disposition program put in place in 2024, there is no assurance that in the future we will again focus on dispositions and may opportunistically dispose of properties, and that any such dispositions will be on terms that are found favorable to us or at the time we wish to do so. In addition, we may not have funds available to correct defects or make improvements that are necessary or desirable before the sale of a property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, as a REIT, our ability to sell properties that have been held for less than two years is limited as any gain recognized on the sale or other disposition of such property could be subject to the 100% prohibited transaction tax, as discussed in more detail below. See “U.S. Federal Income Tax Risks – Even as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.” We also may not recognize the anticipated benefits of completed dispositions or other divestitures we may pursue in the future.
Over the longer term, we expect to continue acquiring properties. Pursuing our longer term investment objective exposes us to numerous risks, including:
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
Our ability to grow our assets depends on our ability to access capital from external sources, and there can be no assurance we will be able to do so on favorable terms or at all.
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
As noted herein, our debt agreements, including the indentures governing the 4.50% Senior Notes and the 3.75% Senior Notes (collectively, our “Senior Notes”) as well as our credit agreement with BMO Bank N.A. (“BMO”), as agent, and the other lender parties thereto (the “Credit Agreement”), which consists of our Revolving Credit Facility, contain various covenants that limit our ability to pay dividends and make other distributions or repurchases of our equity securities, including restrictions based on percentages of our Adjusted FFO, as defined in the Credit Agreement (which is different from Adjusted Funds From Operations (“AFFO”) as disclosed in this Annual Report on Form 10-K). With respect to our Credit Agreement, however, for so long as we maintain at least one investment-grade rating from at least one ratings agency (such as our investment-grade BBB- rating received from Fitch Ratings in October 2025), such percentage limitations on our ability to make distributions will not apply.
Our cash flows provided by operations were $222.8 million for the year ended December 31, 2025. During this period, we paid total dividends of $235.8 million, including payments to holders of our Common Stock and Preferred Stock. In prior periods, we have funded a larger portion of the amounts required to fund the dividends we pay from cash on hand, consisting of proceeds from borrowings, and we may need to do so in the future.
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
Our business may be affected by market and economic challenges experienced by the U.S. and global economies. Financial and economic conditions, including related sanctions, political uncertainties in the U.S., changes to U.S. foreign and economic policy (including international trade disputes and the imposition of tariffs), changes in the labor markets, financial instability and other conditions, can be challenging and volatile and any worsening of such conditions, including any disruption in the capital markets, or an inflationary economic environment, could adversely impact our business. These conditions may materially affect the commercial real estate industry, the businesses of our tenants and the value and performance of our properties and the availability or the terms of financing that we may utilize, among other things. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.
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
Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2025, 26% of our properties were located in Europe, primarily in the United Kingdom, The Netherlands, Finland, France, Germany, and the Channel Islands, and 74% of our properties were located in the U.S. and Canada. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the U.S. Foreign investments pose several risks, including the following:
•the ongoing uncertainties as a result of instability or changes in geopolitical conditions, including military or political conflicts, such as those caused by the ongoing conflicts between Russia and Ukraine or Israel and Hamas and the recent ongoing events in Venezuela;
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
Investments we make outside the U.S. are generally subject to foreign currency risk due to fluctuations in exchange rates between foreign currencies and the USD. Revenues generated from properties or other real estate investments located in foreign countries are generally denominated in the local currency but reflected as USD on our consolidated financial statements. As of December 31, 2025, we had $1.3 billion ($1.2 billion and €74.0 million) of gross mortgage notes payable. Further, as of December 31, 2025, we had $324.2 million ($20.0 million and €259.1 million) in outstanding debt under the Revolving Credit Facility.
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
We have used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage a portion of our exposure to fluctuations in British Pounds Sterling (“GBP”)-USD and Euros (“EUR”)-USD exchange rates, but there can be no assurance our hedging strategy will be successful. If we fail to effectively hedge our currency exposure, or if we experience other losses related to our exposure to foreign currencies, our operating results could be negatively impacted and cash flows could be reduced.
A major tenant default may have an adverse impact on our results of operations.
The value of our investment in real estate assets is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments. No single tenant accounted for 6% or more of our consolidated annualized rental income on a straight-line basis as of December 31, 2025, however this may change in the future.
A high concentration of our properties in a particular geographic area magnifies the effects of downturns in that geographic area and could have a disproportionate adverse effect on the value of our investments and results of operations.
As of December 31, 2025, the following countries and states accounted for 5% or more of our consolidated annualized rental income on a straight-line basis:

Country	December 31, 2025
European Countries:
United Kingdom	10%
Other European Countries	16%
Total European Countries	26%
United States and Canada:
Michigan	13%
Texas	6%
Ohio	6%
Georgia	4%
Other States and Canada	45%
Total United States and Canada	74%
Total	100%
Likewise, a high concentration of our tenants in a similar industry magnifies the effects of downturns in that industry and would have a disproportionate adverse effect on the value of investments and results of operations.
If tenants of our properties are concentrated in a certain industry category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2025, the following industries had concentrations of properties accounting for 5.0% or more of our consolidated annualized rental income on a straight-line basis:

Industry	December 31, 2025
Financial Services	9%
Freight & Logistics	8%
Healthcare	6%
Auto Manufacturing	5%
Consumer Goods	5%
Any adverse situation that disproportionately affects the industries listed above may have a magnified adverse effect on our portfolio.

The inability of a tenant in single-tenant properties to pay rent will materially reduce our revenues.
Presently, the majority of our properties are occupied by single tenants and, therefore, the success of our investments is materially dependent on the financial stability of these individual tenants. Many of our leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs (other than, in certain circumstances structural repairs, such as repairs to the foundation, exterior walls and rooftops) including increases with respect thereto, be paid, or reimbursed to us, by our tenants. A default of any tenant on its lease payments to us would cause us to lose the revenue from the property and potentially increase our expenses and cause us to have to find an alternative source of revenue to fund related debt payment and prevent a foreclosure if the property is subject to a mortgage. We may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment including potentially leasing the property to a new tenant. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect.
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
Approximately 27% of our annualized straight-line rent (calculated as of December 31, 2025) is attributable to our Office segment. In recent years, the market for office space has seen a shift in the use of space due to the widespread practices of telecommuting, videoconferencing, and renting shared workspaces, which accelerated at the onset of the COVID-19 pandemic. These trends have led, and may in the future lead, to more efficient office layouts and a decrease in square feet leased per employee. The impact of alternative workspaces and technology could result in tenant downsizings upon renewal, or tenants seeking office space outside of typical central business districts. These trends could cause an increase in vacancy rates at office buildings and a decrease in demand for new supply, and could materially and adversely affect us.
A shift in retail shopping from brick-and-mortar stores to online shopping may have an adverse impact on our Retail segment tenants.
Many retailers operating brick and mortar stores have made online sales a piece of their business. There can be no assurance that our Retail segment will not be negatively impacted from the effects online commerce has had on some retail operators. The shift to online shopping, including online orders for immediate delivery or pickup in store, has further accelerated, and may cause further declines in brick-and-mortar sales generated by retail tenants and may cause certain of our tenants to reduce the size or number of their retail locations. This shift may adversely affect our occupancy and rental rates, which would affect our revenues and cash flows. Changes in shopping trends as a result of the growth in e-commerce may also affect the profitability of retailers that do not adapt to changes in market conditions. These conditions may adversely impact our results of operations and cash flows if we are unable to meet the needs of our tenants or if our tenants encounter financial difficulties as a result of changing market conditions. We cannot predict with certainty the future needs or wants tenants, what retail spaces will look like, or how much revenue will be generated at traditional brick and mortar locations. If we are unable to anticipate and respond promptly to trends in the market (such as space for a drive through or curbside pickup), our occupancy levels and rental rates may decline in our Retail segment.
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
Based on annualized rental income on a straight-line basis as of December 31, 2025, approximately 34% of our tenants were not evaluated or ranked by credit rating agencies, or were ranked below “investment grade,” which, for our purposes, includes both actual investment grade ratings of the tenant and “implied investment grade rating,” which includes ratings of the tenant’s parent (regardless of whether the parent has guaranteed the tenant’s obligation under the lease) or lease guarantor. The term “parent” for these purposes includes any entity, including any governmental entity owning more than 50% of the voting stock of the tenant. Implied investment grade ratings are also determined using a proprietary Moody’s Analytics tool, which creates an implied rating by measuring an entity’s probability of default. Leases with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than would long-term leases with tenants who have actual investment grade ratings. When we lease to, or acquire properties with, a tenant that does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
We generally seek to enter into long-term leases with our tenants. As of December 31, 2025, 15% of our annualized rental income on a straight-line basis was generated from leases with remaining lease terms of more than ten years. Leases of long duration, or with renewal options that specify a maximum rate increase, may not result in market rent over time if we do not accurately judge the potential for increases in market rental rates.
As of December 31, 2025, approximately 14.1% of our annualized rental income on a straight-line basis was generated from leases that did not contain any rent escalation provisions, which impacts our ability to cover increased operating costs at properties with these leases. Further, properties leased subject to long term leases at below market rental rates will be less attractive to potential buyers, which could affect our ability to sell the property at an advantageous price.
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
Our properties typically are, and we expect properties we acquire in the future will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. Tenants may also face competition from such properties if they are leased to tenants in a similar industry. For example, as of December 31, 2025, 27% of our properties, based on annualized rental income on a straight-line basis, were retail properties. Our retail tenants face competition from numerous retail channels such as discount or value retailers, factory outlet centers and wholesale clubs as well as from alternative retail channels, such as mail order catalogs and operators, television shopping networks and the internet. Competition that we face from other properties within our market areas, and competition our tenants face from tenants in such properties could result in decreased cash flow from tenants and may require us to make capital improvements to maintain competitiveness.
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
Certain of our properties are located in areas that may experience catastrophic weather and other natural events from time to time, including hurricanes or other severe weather, flooding, fires, snow or ice storms, windstorms, or earthquakes. These adverse weather and natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage.
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
Growing public concern about climate change and investor expectations have resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change issues in recent years.
However, the Environmental Protection Agency (“EPA”) under the Trump Administration has made efforts to repeal or otherwise modify regulation of GHG emissions at the federal level, including issuing a proposal to revoke the EPA’s GHG “Endangerment Finding,” which underpins the majority of the EPA's GHG regulations. Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, disclosure of climate risk management, and restriction of emissions. We cannot predict whether such efforts will ultimately be successful or what effects they may have on our business or results of operations.
At the international level, there exists the United Nations-sponsored “Paris Agreement,” which requires nations to submit non-binding GHG emissions reduction goals every five years after 2020, though in January 2025, the U.S. submitted notification to the United Nations that it intends to withdraw from the Paris Agreement regarding climate change, with the withdrawal effective January 27, 2026. Additionally, various agreements and commitments have been made at the annual conference of the parties to eliminate certain fossil fuel subsidies, phase out fossil fuels in energy systems, and pursue further action on non-carbon dioxide GHGs, though none have been legally binding. The Trump Administration has undertaken efforts to decrease the United States’ participation in such initiatives, including the withdrawal of the United States from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change, and has sought other legislative and regulatory changes related to climate change. Notwithstanding the United States' withdrawal from the Paris Agreement, various state and local governments remain committed to the Paris Agreement.
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
In addition, tenants of net-leased properties are responsible for maintenance and other day-to-day management of the properties. This lack of control over our net-leased properties makes it difficult for us to collect property-level environmental metrics and to enforce sustainability initiatives, which may impact our ability to comply with any current or future regulatory disclosure requirements or comply effectively with established ESG frameworks and standards, such as the Global Real Estate Sustainability Benchmarks, the TCFD and the Sustainability Accounting Standards Board. If we are unable to collect the data necessary to comply with these disclosure requirements, we may be subject to increased regulatory risk. If the data is incomplete or unfavorable, our relationship with our stockholders, our stock price, and our access to capital may be negatively impacted.
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
Inflation and increases in the inflation rate may have an adverse effect on our investments and results of operations.
Increases in the rate of inflation, both real and anticipated may impact our investments and results of operations. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increase expenses including those that cannot be passed through under our leases. Increased inflation could also increase our general and administrative expenses and, as a result of an increase in market interest rates in response to higher than anticipated inflation rate, increase our mortgage and other debt interest costs, and these costs have and could continue to increase at a rate higher than any rent increases. An increase in our expenses, or a failure of revenues to increase at least with inflation could adversely impact our results of operations. Certain of our leases for properties located in foreign countries are only adjusted upward to fair market value only once every five years or contain capped indexed escalation provisions. Approximately 61.7% of our leases, based on straight line rent, are fixed-rate increase averaging 1.7%, 19.6% are based on the Consumer Price Index, subject to certain caps, 5.0% are based on other measures, and 13.7% do not contain any escalation provisions.
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
As reliance on technology has increased, so have the risks posed to those systems. The risk of a security breach has generally increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques, tools, including artificial intelligence and/or machine learning (collectively, “AI”), and tactics used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Such attacks also may be further enhanced in frequency or effectiveness through threat actors’ use of AI.
As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate. The rapid evolution of AI, particularly the anticipated government regulation of AI, could require significant resources for compliance, whether in the development, testing or maintenance of such systems or software. AI development or deployment practices by us or third-party providers could increase vulnerability to cybersecurity risks and require additional resources to implement heightened cybersecurity measures to protect the security of our data. These deficiencies and other failures of any potential AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm.
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
The use of, or inability to use, artificial intelligence by us, our operators, managers, vendors and our investors presents risks and challenges that may adversely impact our business and operating results or the business and operating results of our operators, managers and vendors or may adversely impact the requirements and demand for properties.
We may use AI tools in our operations. If our peers use AI tools to optimize operations and we fail to utilize AI tools in a comparable manner, we may be competitively disadvantaged. However, while AI tools may facilitate optimization and operational efficiencies, they also have the potential for inaccuracy, bias, infringement or misappropriation of intellectual property, and risks related to data privacy and cybersecurity. The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies or biases in the data used for AI training, or in the content, analyses or recommendations generated by AI applications. The results of such errors or inadequacies may adversely affect our business, financial condition and results of operations. The legal requirements relating to AI continue to evolve and remain uncertain, including how legal developments could impact our business and ability to enforce our proprietary rights or protect against infringement of those rights. Cybersecurity threat actors may utilize AI tools to automate and enhance cybersecurity attacks against us. We utilize software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect, contain and mitigate, which may pose significant risks to our data security and systems. Such cybersecurity attacks, if successful, could lead to data breaches, loss of confidential or sensitive information, and financial or reputational harm.
Our vendors may use AI tools in their products or services without our knowledge, and the providers of these tools may not meet the evolving regulatory or industry standards for privacy and data protection. Consequently, this may inhibit our or our vendors’ ability to uphold an appropriate level of service and data privacy. If we, our vendors, or other third parties with which we conduct business experience an actual or perceived breach of privacy or security incident due to the use of AI, we may be adversely impacted, lose valuable intellectual property or confidential information and incur harm to our reputation and the public perception of the effectiveness of our security measures. In addition, investors, analysts and other market participants may use AI tools to process, summarize or interpret our financial information or other data about us. The use of AI tools in financial and market analysis may introduce risks similar to those described above, including an inaccurate interpretation of our financial or operational performance or market trends or conditions, which in turn could result in inaccurate conclusions or investment recommendations
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, which can cause severe disruptions in the U.S. and global economy.
A declaration of a pandemic or a future outbreak of a highly infectious or contagious disease could have repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity as well as significant volatility and negative pressure in financial markets. We may also potentially experience a negative impact on the health of our personnel, particularly if a significant number of them are during a future pandemic, which could result in a deterioration in our ability to ensure business continuity during this disruption.
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
As of December 31, 2025, we had $2.6 billion of total gross indebtedness outstanding, including $1.3 billion of secured indebtedness, $324.2 million outstanding under the Revolving Credit Facility, and $1.0 billion of our Senior Notes. We had availability to borrow an additional $781.7 million, under our Revolving Credit Facility as of December 31, 2025. Our high level of indebtedness may have the following important consequences to us including:
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
As of December 31, 2025, a total of $94.8 million of our indebtedness bearing interest at a weighted rate of 3.8% matures in calendar year 2026. Interest rates increased considerably over the last two years and may increase further in the future. The interest rate on borrowings under the Revolving Credit Facility was 3.4% as of December 31, 2025. The interest rate on any indebtedness we refinance will likely be higher than the rate on the maturing indebtedness. There is no assurance that well will be able to refinance any of our indebtedness as it comes due, especially indebtedness secured by mortgages, on favorable terms, or at all. Increases in interest rates or changes in underwriting standards imposed by lenders may require us to use either cash on hand or raise additional equity to repay or refinance any indebtedness or for that matter to incur new indebtedness. If we are unable to repay or refinance any indebtedness secured by mortgages, we lose the mortgaged property in a foreclosure action.
We have incurred, and may continue to incur, variable-rate debt. As of December 31, 2025, a total of 2% of our indebtedness bore interest at variable rates which averaged 4.9%. Increases in interest rates on our variable-rate debt or any new indebtedness we incur either as part of a refinancing or a new property acquisition would increase our interest cost. If we need to repay existing debt during periods of rising interest rates, we may need to post additional collateral or sell one or more of our investments in properties even though we would not otherwise choose to do so. In addition, under certain of our debt agreements, including our mortgage loan agreements, we are required to maintain certain debt service coverage ratios for particular periods of time. In the event we do not meet these debt service coverage ratio tests for the applicable period, we are required to make cash sweep payments with respect to such loan’s principal amount, for so long as we are not in compliance with the applicable coverage ratio covenant. We have been making cash sweep payments, which impacts funds available to us for other uses, with respect to certain of our debt obligations.
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
The domestic and international commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. Beginning in early 2022, in response to significant and prolonged increases in inflation, the U.S. Federal Reserve Board raised interest rates eleven times during 2022 and 2023 and then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth. During that same period the European Central Bank and the Bank of England similarly raised interest rates and implemented fiscal policy interventions responsive to high levels of inflation and recession fears. While the Federal Reserve reduced benchmark interest rates by 75 basis points in late 2024, it maintained benchmark interest-rate at around 4.25% to 4.50% through much of 2025. The Federal Reserve then reduced the target range to 4.0% - 4.25% on September 17, 2025, to 3.75% - 4.00% on October 29, 2025, and to 3.50%-3.75% on December 10, 2025. Despite these reductions, interest rates remain elevated compared to recent historical periods. After cutting rates in 2025, on January 28, 2026, the Federal Reserve voted to hold the benchmark interest-rates steady at 3.50%-3.75%. The future path of inflation and interest rates remain uncertain, and there can be no assurance that rates will continue to decrease at a rate currently predicted or at all, which would in turn negatively impact our borrowing costs. If our overall cost of borrowings increases, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into pricing and projected returns for any future acquisitions. This may result in future acquisitions generating lower overall economic returns. Volatility in the debt markets may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, our real estate assets.
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
These covenants limit our operating flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, the Revolving Credit Facility requires us to comply with financial maintenance covenants, certain of which do not apply so long as we maintain our investment-grade rating. We also are required to maintain total unencumbered assets of at least 150% of our unsecured indebtedness under each of the indentures governing the Senior Notes. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers from the lenders or indenture trustee, as applicable, or amend the covenants.
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
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs, reduce our access to capital or lead to additional restrictions under our debt agreements.
Any rating assigned to debt securities that we or either of our OP’s issue could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any lowering of the ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. Additionally, in October 2025, Fitch Ratings upgraded our corporate credit rating to investment-grade BBB- from BB+, and as a result, subject to ongoing maintenance of an investment grade credit rating from at least one rating agency, the financial maintenance covenants with respect to maximum secured recourse debt and minimum net worth no longer apply. If we are unable to maintain such a rating, such covenants and other covenants and restrictions under our Credit Agreement, including restrictions on our ability to pay dividends and make other distributions or repurchases of our equity securities, will apply, which could negatively impact our business.

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
•inflation and increases in the inflation rate;
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
•failure to maintain our REIT status;
•changes in tax laws;
•domestic and international economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025.
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
We conduct, and intend to continue conducting, all of our business operations through our OP and accordingly, we rely on distributions from our OP and its subsidiaries to provide cash to pay our obligations. There is no assurance that our OP or its subsidiaries will be able to, or be permitted to, pay distributions to us that will enable us to pay dividends to our stockholders and meet our other obligations. Each subsidiary of the OP is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, any claims we may have will be structurally subordinated to all existing and future liabilities and obligations of our OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be available to satisfy the claims of our creditors or to pay dividends to our stockholders only after all the liabilities and obligations of our OP and its subsidiaries have been paid in full.
We may issue additional equity securities in the future thereby diluting the holdings of existing stockholders.
Holders of our Common Stock do not have preemptive rights to any shares issued by us in the future. Our charter authorizes us to issue up to 440 million shares of stock, consisting of 400 million shares of common stock, par value $0.01 per share and 40 million shares of preferred stock, par value $0.01 per share. As of December 31, 2025, we had 24 million shares of Preferred Stock issued and outstanding. Each series of Preferred Stock ranks on parity with each other with respect to dividend rights and rights upon our voluntary or involuntary liquidation, dissolution or winding-up. Subject to the approval rights of holders of our Preferred Stock regarding authorization or issuance of equity securities ranking senior to the Preferred Stock, our Board, without approval of our common stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into the classes or series of stock without obtaining stockholder approval and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the stock.
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
We may issue shares of our Common Stock, pursuant to our existing at-the-market program, and may in the future also issue shares of our preferred stock pursuant to any similar future program, as well as in other public or private offerings, including shelf offerings, and shares of our Common Stock issued as awards to our officers, directors and other eligible persons. We may also issue OP Units to sellers of properties we acquire. OP Units may be redeemed on a one for one basis for, at our election, a share of Common Stock or the cash equivalent thereof.
Because our decision to issue equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
We cannot guarantee that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our Common Stock and could diminish our cash reserves.
On February 20, 2025, our Board authorized a share repurchase program, under which we are authorized to repurchase shares of Common Stock for an aggregate purchase price not to exceed $300.0 million, excluding fees, commissions and other ancillary expenses, of which approximately $180 million was available at December 31, 2025. Under the program, which does not have a stated expiration date, we may repurchase shares of our Common Stock from time to time through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions and/or pursuant to Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements.
Although the Board has authorized the share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of future repurchases, if any, will depend upon several factors, including market, legislative and business conditions, the trading price of our Common Stock and the nature of other investment opportunities. For example, the Inflation Reduction Act imposes a one percent tax on stock repurchases, subject to certain adjustments, by publicly traded U.S. companies, including us, and may impact our decision to engage in share repurchases. Also, our ability to repurchase shares of stock may be limited by restrictive covenants in our debt agreements. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our Common Stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth, to continue to pay a dividend and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2027, and before January 1, 2026) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use one or more TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS is subject to applicable U.S. federal, state, local, and foreign income tax on its taxable income, as well as limitations on the deductibility of its interest expenses. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
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
Amounts that we pay to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be treated as dividends for U.S. federal income tax purposes and will be taxable as ordinary income. Noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective U.S. federal income tax rate on these ordinary REIT dividends of 29.6% (or 33.4% including the 3.8% surtax on net investment income).
However, a portion of the amounts that we pay to our stockholders generally may (1) be designated by us as capital gain dividends taxable as long-term capital gain to the extent that such portion is attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income, taxable at capital gains rates, to the extent they are attributable to dividends we receive from TRSs, or (3) constitute a return of capital to the extent that such portion exceeds our accumulated earnings and profits as determined for U.S. federal income tax purposes. With respect to qualified dividend income, the current maximum U.S. federal tax rate applicable to noncorporate stockholders is 23.8%, including the 3.8% surtax on net investment income. Dividends payable by REITs, however, generally are not eligible for this reduced rate and, as described above, will be subject to an effective rate of 29.6% (or 33.4% including the 3.8% surtax on net investment income). Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including shares of our stock. Tax rates could be changed in future legislation. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in shares of our stock. Amounts paid to our stockholders that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in shares of our stock generally will be taxable as capital gain.
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
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities that qualify for the 75% asset test and securities of qualified REIT subsidiaries and TRSs) generally cannot exceed 10% of the outstanding voting securities of any one issuer, 10% of the total value of the outstanding securities of any one issuer, or 5% of the value of our assets as to any one issuer. In addition, no more than 25% (20% for taxable years beginning after December 31, 2017, and before January 1, 2026) of the value of our total assets may consist of stock or securities of one or more TRSs and no more than 25% of our assets may consist of publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
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
The share ownership restrictions for REITs and the 8.025% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our Board, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 8.025% in value of the aggregate outstanding shares of our stock and more than 8.025% (in value or in number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 8.025% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interests to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
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

Item 2. Properties.
The following table represents a summary by segment of our portfolio of real estate properties as of December 31, 2025:

		Annualized Straight-Line Rent		Annualized Base Rent		Square Feet
Segment	Number of Properties	Amount	%	Amount	%	Amount	%	Occupancy	Weighted-Average Remaining Lease Term (Years) (1)
		(In thousands)		(In thousands)		(In thousands)
Industrial & Distribution	187	$188,221	46%	$185,270	46%	28,236	70%	97%	6.2
Retail	578	110,458	27%	108,408	27%	6,594	16%	97%	6.9
Office	55	110,622	27%	110,581	27%	5,854	14%	97%	4.3
Total	820	$409,301	100%	$404,259	100%	40,684	100%	97%	6.1
_____________
(1)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2025.

The following table details distribution of our portfolio by country/location as of December 31, 2025:

Country	Acquisition Period	Number of Properties	Square Feet	Percentage of Properties by Square Feet	Average Remaining Lease Term (1)
			(In thousands)
Canada	Dec. 2019 - Dec. 2021	7	372	0.9%	14.5
Channel Islands	Sept. 2021	1	114	0.3%	5.0
Finland	Nov. 2014 - Sep. 2015	5	1,457	3.6%	6.5
France	Dec. 2016 - Dec. 2020	6	1,305	3.2%	2.8
Germany	Jan. 2014 - Dec. 2016	5	1,558	3.8%	4.8
Italy	Feb. 2020	2	196	0.5%	6.2
Luxembourg	Dec. 2016	1	156	0.4%	1.0
The Netherlands	Nov. 2014 - Dec. 2021	4	1,007	2.5%	3.3
United Kingdom	Oct. 2012 - Jan. 2023	47	3,781	9.3%	5.9
United States	Aug. 2013 - Oct. 2023	742	30,738	75.6%	6.0
Total		820	40,684	100%	6.0
_________
(1)If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2025.

The following table details the tenant industry distribution of our portfolio as of December 31, 2025:

Industry	Annualized Straight-Line Rent (1)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Square Feet	Square Feet as a Percentage of the Total Portfolio
	(In thousands)		(In thousands)
Financial Services	$37,822	9%	2,173	6%
Freight & Logistics	30,746	8%	4,039	10%
Healthcare	25,512	6%	1,133	3%
Auto Manufacturing	22,306	5%	3,193	8%
Consumer Goods	22,254	5%	4,705	12%
Distribution	17,464	4%	1,770	4%
Aerospace	16,337	4%	1,405	4%
Discount Retail	16,261	4%	1,880	5%
Technology	14,468	4%	733	2%
Pharmacy	13,624	3%	549	1%
Government	13,521	3%	488	1%
Retail Banking	12,024	3%	419	1%
Home Improvement	11,744	3%	1,987	5%
Auto Services	10,580	3%	225	1%
Automotive Parts Supplier	10,366	3%	964	2%
Other (2)	134,272	33%	13,730	35%
Total	$409,301	100%	$39,393	100%
________
(1) Annualized straight-line rent converted from local currency into USD as of December 31, 2025 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. Assumes exchange rates of £1.00 to $1.35 for GBP, €1.00 to $1.17 for EUR and C$1.00 to $0.73 for Canadian Dollar (“CAD”), as of December 31, 2025 for illustrative purposes, as applicable.
(2) Other includes 56 industry types as of December 31, 2025.

The following table details the geographic distribution of our portfolio as of December 31, 2025:

Region	Number of Properties	Annualized Straight-Line Rent (1) (in thousands)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio (2)	Square Feet (in thousands) (2)	Square Feet as a Percentage of the Total Portfolio (2)
United States	742	$298,860	73.0%	30,735	75.8%
Michigan	83	51,077	12.5%	4,675	11.5%
Texas	46	24,197	5.9%	1,868	4.6%
Ohio	45	23,007	5.6%	4,355	10.7%
Georgia	51	16,139	3.9%	1,672	4.1%
Illinois	41	14,029	3.4%	1,395	3.4%
South Carolina	31	13,636	3.3%	1,562	3.8%
Alabama	21	12,256	3.0%	1,053	2.6%
Tennessee	26	10,116	2.5%	1,127	2.8%
North Carolina	26	9,678	2.4%	1,520	3.7%
Florida	43	9,548	2.3%	444	1.1%
Missouri	14	9,248	2.3%	876	2.2%
New York	21	8,352	2.0%	1,049	2.6%
California	6	7,699	1.9%	1,002	2.5%
Massachusetts	13	6,656	1.6%	673	1.7%
Kentucky	17	6,338	1.5%	634	1.6%
Pennsylvania	21	6,051	1.5%	413	1.0%
New Jersey	3	5,884	1.4%	271	0.7%
Indiana	14	5,764	1.4%	1,221	3.0%
Mississippi	29	4,848	1.2%	479	1.2%
Connecticut	5	4,598	1.1%	402	1.0%
Kansas	14	3,759	0.9%	316	0.8%
Arkansas	6	3,571	0.9%	137	0.3%
Minnesota	8	3,223	0.8%	330	0.8%
Colorado	4	3,047	0.7%	115	0.3%
West Virginia	28	3,005	0.7%	334	0.8%
Louisiana	18	2,846	0.7%	250	0.6%
New Hampshire	4	2,779	0.7%	339	0.8%
Virginia	13	2,663	0.7%	173	0.4%
Wisconsin	9	2,602	0.6%	227	0.6%
Iowa	12	2,576	0.6%	369	0.9%
Maine	4	2,021	0.5%	64	0.2%
Oklahoma	16	1,921	0.5%	144	0.4%
North Dakota	5	1,906	0.5%	193	0.5%
South Dakota	4	1,489	0.4%	101	0.2%
Nebraska	6	1,482	0.4%	106	0.3%
Rhode Island	1	1,436	0.4%	86	0.2%
Vermont	4	1,319	0.3%	235	0.6%
Maryland	4	1,288	0.3%	135	0.3%
Utah	3	1,249	0.3%	47	0.1%
New Mexico	8	1,178	0.3%	93	0.2%
Wyoming	4	1,158	0.3%	84	0.2%
Idaho	3	731	0.2%	35	0.1%
Nevada	2	596	0.1%	24	0.1%
Montana	2	520	0.1%	62	0.2%
Alaska	1	418	0.1%	9	—%
Arizona	1	366	0.1%	22	0.1%
Delaware	1	341	0.1%	10	—%
Washington, DC	1	249	0.1%	4	—%
United Kingdom	47	40,891	10.0%	3,784	9.3%
Netherlands	4	18,765	4.6%	1,007	2.5%
Finland	5	14,497	3.5%	1,457	3.6%
Germany	5	11,285	2.8%	1,558	3.8%
France	6	7,371	1.8%	1,305	3.2%
Luxembourg	1	6,266	1.5%	156	0.4%
Channel Islands	1	6,077	1.5%	114	0.3%
Canada	7	3,049	0.7%	372	0.9%
Italy	2	2,240	0.6%	196	0.5%
Total	820	$409,301	100%	40,684	100%
(1) Annualized straight-line rent converted from local currency into USD as of December 31, 2025 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable. Assumes exchange rates of £1.00 to $1.35 for GBP, €1.00 to $1.17 for EUR and C$1.00 to $0.73 for CAD as of December 31, 2025 for illustrative purposes, as applicable.
(2) Totals may not foot due to rounding.

Future Minimum Lease Payments
For a summary of future minimum base rent payments, on a cash basis, due to us over the next five calendar years and thereafter (as of December 31, 2025), see Note 2 — Summary of Significant Accounting Polices to our consolidated financial statements included in this Annual Report on Form 10-K.
Future Lease Expirations
The following is a summary of lease expirations for the next ten calendar years on the properties we owned as of December 31, 2025:

Year of Expiration	Number of Leases Expiring	Annualized Straight-Line Rent (1)	Annualized Straight-Line Rent as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Leased Square Feet Expiring
		(In thousands)		(In thousands)
2026	40	$34,626	8.5%	2,216	5.6%
2027	93	30,895	7.5%	2,562	6.5%
2028	135	45,959	11.2%	4,328	11.0%
2029	131	60,352	14.7%	6,221	15.8%
2030	107	47,776	11.7%	3,895	9.9%
2031	64	34,257	8.4%	5,460	13.9%
2032	57	35,308	8.6%	3,663	9.3%
2033	29	28,903	7.1%	2,427	6.2%
2034	28	18,072	4.4%	1,220	3.1%
2035	10	10,238	2.5%	1,216	3.1%
Total	694	$346,386	84.6%	33,208	84.4%
________
(1)Assumes exchange rates of £1.00 to $1.35 for GBP, €1.00 to $1.17 for EUR and C$1.00 to $0.73 for CAD as of December 31, 2025 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Tenant Concentration
As of December 31, 2025, we did not have any tenant whose rentable square footage or annualized straight-line rent represented greater than 10% of total portfolio rentable square footage or annualized straight-line rent, respectively.
Significant Properties
As of December 31, 2025, we did not have any properties whose rentable square footage or annualized rental income represented greater than 5% of total portfolio rentable square footage or annualized straight-line rent, respectively.
Property Financings
See Note 6 — Mortgage Notes Payable, Net, Note 7— Revolving Credit Facility and Note 8 — Senior Notes, Net to our consolidated financial statements included in this Annual Report on Form 10-K for property financings as of December 31, 2025 and 2024.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Common Stock is traded on the NYSE under the symbol “GNL.” Set forth below is a line graph comparing the cumulative total stockholder return on our Common Stock, based on the market price of our Common Stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”), Modern Index Strategy Indexes (“MSCI”), and the New York Stock Exchange Index (“NYSE Index”). The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025.
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
Holders
As of February 23, 2026, we had 214.2 million shares of Common Stock outstanding held by 5,584 stockholders of record.
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
For additional information on the restrictions on dividends and other distributions in our Credit Facility, see Note 7 — Revolving Credit Facility to our consolidated financial statements included in this Annual Report on Form 10-K and “Item 1A. Risk Factors — If we are not able to increase the amount of cash we have available to pay dividends, we may have to reduce dividend payments or identify other financing sources to fund the payment of dividends at their current levels.”
For tax purposes, of the amounts distributed for Common Stock dividends during the year ended December 31, 2025, 100%, or $0.845 per share per annum, represented a return of capital. During the year ended December 31, 2024, 100%, or $1.18 per share per annum, represented a return of capital. During the year ended December 31, 2023, 100.0%, or $1.55 per share per annum, represented a return of capital.
Dividends paid during the years ended December 31, 2025, 2024 and 2023 on the Series A Preferred Stock were considered 100%, 89.3% and 100% return of capital, respectively.
Dividends paid during the years ended December 31, 2025, 2024 and 2023 on the Series B Preferred Stock were considered 100%, 89.3% and 100% return of capital, respectively.

Dividends paid during the year ended December 31, 2025, 2024 and 2023 on the Series D Preferred Stock were considered 100%, 89.3% and 100% return of capital, respectively.
Dividends paid during the year ended December 31, 2025 and 2024 and 2023 on the Series E Preferred Stock were considered 100%, 89.3% and 100% return of capital, respectively.
See Note 11 — Stockholders' Equity to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on tax characteristics of dividends.
Dividends to Common Stockholders
In February 2025 we announced that the Board had established a quarterly dividend per share of Common Stock of $0.190 per share, representing an annual dividend rate of $0.76 per share, and we currently intend to continue paying cash dividends consistent with this practice; however, our Board determines the amount and timing of any future dividend payments to our stockholders based on a variety of factors. Common Stock dividends authorized by our Board and declared by us are paid on a quarterly basis in arrears during the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. Refer to Note 11 — Stockholders' Equity to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on dividends to holders of our Common Stock.
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

Purchase of Equity Securities by the Issuer

The following table presents our Common Stock share repurchase activity for the quarter ended December 31, 2025 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
				(In Thousands)
October 1, 2025 to October 31, 2025	1,144,601	$7.90	1,144,601	$208,284
November 1, 2025 to November 30, 2025	—	—	—	$208,284
December 1, 2025 to December 31, 2025	3,348,713	8.43	3,348,713	$180,052
Total	4,493,314	$8.30	4,493,314	$180,052
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
Overview
We are an internally managed real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S. and Western and Northern Europe.
As of December 31, 2025, we owned 820 properties consisting of 40.7 million rentable square feet, which were 97% leased, with a weighted-average remaining lease term of 6.1 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2025, approximately 74% of our properties were located in the U.S. and Canada and approximately 26% were located in Europe. In addition, as of December 31, 2025, our portfolio was comprised of 46% Industrial & Distribution properties, 27% Retail properties and 27% Office properties. These represent our three reportable segments and the percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of December 31, 2025. The straight-line rent includes amounts for tenant concessions.
Our properties are leased to primarily “Investment Grade” rated tenants in well established markets in the U.S. and Europe. For our purposes, “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s Analytics tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of December 31, 2025. A total of 66% of our rental income on an annualized straight-line basis for leases in place as of December 31, 2025 was derived from Investment Grade rated tenants, comprised of 34% leased to tenants with an actual investment grade rating and 32% leased to tenants with an implied investment grade rating.
The Multi-Tenant Retail Disposition
During the six months ended June 30, 2025, we completed the Multi-Tenant Retail Disposition (as discussed above). The results of operations of the Multi-Tenant Retail Portfolio are currently reported as part of discontinued operations (see Note 2 — Summary of Significant Accounting Policies and Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Annual Report on Form 10-K for additional information).
The Acquisition of The Necessity Retail REIT and the Internalization
On the Acquisition Date, the REIT Merger and the Internalization Merger were consummated (collectively, the “Mergers”). See Note 4 — The Mergers to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
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
Entry into the purchase and sale agreement, dated as of February 25, 2025 (the “Multi-Tenant Retail PSA”) to sell the Multi-Tenant Retail Portfolio to RCG (as discussed above) represented a strategic shift in our business which initially met the held-for-sale and discontinued operations accounting criteria as of March 31, 2025 and continued to do so as of December 31, 2025. Accordingly, we are separately reporting the results of these properties as discontinued operations in its consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 and are presenting the related assets and liabilities separately in its consolidated balance sheets as of December 31, 2025 and 2024 (see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the Multi-Tenant Retail Disposition). Additionally, all other disclosures have been updated to conform to the discontinued operations presentation, where applicable.
Revenue Recognition
Our revenues, which are derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease agreement and are reported on a straight-line basis over the initial term of the lease. As of December 31, 2025, these leases had a weighted-average remaining lease term of 6.1 years. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. As of December 31, 2025 and 2024, our cumulative straight-line rents receivable in the consolidated balance sheets was $72.9 million, and $89.8 million, respectively. For the years ended December 31, 2025, 2024 and 2023, our revenue from tenants included the impact of unbilled rental revenue of $3.0 million, $11.8 million and $8.1 million, respectively, to adjust contractual rent to straight-line rent.
For new leases after acquisition of property, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation for all leases in place at the time of acquisition. In our Industrial & Distribution, Retail and Office segments, in addition to base rent, our lease agreements generally require tenants to pay for their property operating expenses or reimburse us for property operating expenses that we incur (primarily insurance costs and real estate taxes). However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by us. Prior to the Multi-Tenant Retail Disposition, we owned, managed and leased 100 multi-tenant properties where we generally paid for the property operating expenses for those properties and most of our tenants were required to pay their pro rata share of property operating expenses. Under ASC 842, we elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, we reflected them on a net basis. As noted above, the results of these 100 properties are being reported within discontinued operations in the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under lease accounting rules, we are required to assess, based on credit risk only, if it is probable that we will collect virtually all of the lease payments at the lease commencement date and we must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. Partial reserves, or the ability to assume partial recovery are not permitted. If we determine that it is probable that we will collect virtually all of the lease payments (rent and contractually reimbursable property operating expenses), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if we determine it is not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in Revenue from tenants on the accompanying consolidated statements of operations in the period the related costs are incurred, as applicable.
In accordance with lease accounting rules, we record uncollectible amounts as reductions in revenue form tenants. Amounts recorded as reductions of revenue during the years ended December 31, 2025, 2024 and 2023 totaled and $2.6 million, $3.4 million, and $3.5 million, respectively.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
At the time an asset is acquired, we evaluate the inputs, processes and outputs of the asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets. See “Purchase Price Allocation” below for a discussion of the initial accounting for investments in real estate.
Disposal of real estate investments representing a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in our consolidated statements of operations. As discussed above, the Multi-Tenant Retail Disposition is presented as discontinued operations as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023.
Properties that are intended to be sold are designated as “held for sale” on our consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2025 and 2024, we had six and 13 properties classified as held for sale, respectively.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as- if vacant basis. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. Other than the Mergers, which were accounted for as a business combination, all of the other acquisitions during the year ended December 31, 2023 were asset acquisitions. There were no acquisitions during the years ended December 31, 2025 or 2024.
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
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of our leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and we continued to account for them as operating leases under the transition guidance. We evaluate new leases originated after the adoption date (by us or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of December 31, 2025, we did not have any leases as a lessor that would be considered as sales-type leases or financings.
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
For additional information on our leases as lessor, see Note 13 - Leases to our consolidated financial statements included in this Annual Report on Form 10-K.
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 13 - Leases to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We are the lessee under certain land leases which were previously classified prior to adoption of ASC 842 and will continue to be classified as operating leases under transition elections unless subsequently modified, as well as land leases and other operating leases. These leases are reflected on the balance sheet as right of use assets and operating lease liabilities and the rent expense is reflected on a straight-line basis over the lease term.
Impairment
We assess each of our real estate properties for indicators of impairment quarterly or when circumstances indicate that the property may be impaired. When indicators of potential impairment are present that suggest that the carrying amounts may not be recoverable, we assess the recoverability by determining whether the carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition over an estimated hold period of ten years in most cases. If we believe there is a significant possibility that we might dispose of the assets earlier, we assess the recoverability using a probability weighted analysis of the estimated undiscounted future cash flows over the various possible holding periods. The estimation of undiscounted future cash flows is subjective and is based on various assumptions, including but not limited to market rental rates, capitalization rates, and hold periods. If a recoverability assessment indicates that the carrying value of the real estate investment is not recoverable from the estimated undiscounted future cash flows, we will record an impairment to the extent that the carrying value of the property exceeds its estimated fair value.
Fair values are estimated based on contract prices for properties to be disposed, discounted cash flows or market comparable transactions. The estimation of future discounted cash flows is subjective and is based on various assumptions, including but not limited to market rental rates, capitalization rates, hold periods, and discount rates. Determining the appropriate capitalization or discount rate requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality and location of the real estate property.
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

Deferred leasing commissions are recorded over the terms of the related leases. The amortization expense related to leasing commissions incurred from third parties are recorded in depreciation and amortization. Prior to the Mergers, amortization expense related to leasing commissions incurred from Global Net Lease Advisors, LLC (the “Advisor”) were recorded within operating fees to related parties in the consolidated statements of operations. As a result of the Mergers, we no longer pay any leasing commissions to the former Advisor.
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
Multi-Tenant Disposition Receivable, Net
At the time of the Closings (as defined in Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Annual Report on Form 10-K), we recorded receivables for the expected consideration to be received from RCG, which comprise the multi-tenant disposition receivable, net. As part of the portfolio sold, there were leases that had not yet commenced at the time of the Closings. As part of the Multi-Tenant Retail Disposition, we agreed to receive proceeds attributed to each of those leases when the respective tenants move to open and operating status. The multi-tenant disposition receivable, net was recorded at fair value and classified as Level 3 of the fair value hierarchy. In calculating the fair value, our methodology applied probability weighting, using a range of probabilities, relating to the likelihood of the tenants moving to open and operating status, and a discount rate. For additional details related to the multi-tenant disposition receivable, net, see Note 3 —Multi-Tenant Retail Disposition and Note 9 — Fair Value of Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K.
Goodwill
We evaluate goodwill for impairment at least annually or upon the occurrence of a triggering event. The First Closing (as defined in Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Annual Report on Form 10-K) of the Multi-Tenant Retail Disposition was considered a triggering event, requiring us to perform a reassessment of the Multi-Tenant Retail segment’s goodwill as of March 31, 2025 since all of the segment’s properties (with the exception of one) were expected to be, and were ultimately, sold by the end of the second quarter of 2025 as part of the Multi-Tenant Retail Disposition. Based on this assessment, we determined that goodwill was impaired and recorded an impairment charge of $7.1 million in the first quarter of 2025, which represented a write off of the entire segment’s goodwill. This amount is presented in the goodwill impairment line item of the consolidated statement of operations for the year ended December 31, 2025.
We also performed our annual impairment evaluation in the fourth quarter of 2025 to determine whether it was more likely than not that the fair value of each of our reporting units were less than their carrying value. For purposes of this assessment, an operating segment is a reporting unit. Based on our assessment, we determined that no additional goodwill was impaired as of December 31, 2025.
We will continue to assess for triggering events. A triggering event is an occurrence or circumstance that indicates it is more likely than not that goodwill may be impaired. In such cases, an interim impairment test is required before the next annual evaluation. Should any triggering event occur, we would evaluate the carrying value of its goodwill by segment through an impairment test. If impairment is warranted, the charge would be recorded through the consolidated statement of operations as a reduction to earnings.
Derivative Instruments
We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. In addition, all foreign currency denominated borrowings under our Revolving Credit Facility are designated as net investment hedges. Certain of our foreign operations expose us to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of our cash receipts and payments in our functional currency, the USD. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of the applicable obligation’s functional currency.

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
We have historically issued restricted shares of Common Stock (“Restricted Shares”), restricted stock units in respect of shares of Common Stock (“RSUs”), and performance stock units (“PSUs”). Also, although none remain outstanding as of December 31, 2025 or 2024, we historically had issued long-term incentive plan units of limited partner interest in the OP . For additional information on all of the equity-based compensation awards issued by us, see Note 15 — Equity-Based Compensation to our consolidated financial statements included in this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2025 and 2024. Please see the “Results of Operations” section beginning on page 47 under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our results of operations for the year ended December 31, 2024 and year-to-year comparisons between 2024 and 2023.
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
Due to the classification of the Multi-Tenant Retail Portfolio as a discontinued operation, the tables below do not include the results of the Multi-Tenant Retail Portfolio, which are classified within loss from discontinued operations in our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Annual Report on Form 10-K).

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $269.2 million for the year ended December 31, 2025, as compared to $175.3 million for the year ended December 31, 2024. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Revenue From Tenants:
Industrial & Distribution	$225,665	$237,645
Retail (1)	132,783	165,595
Office	136,838	143,571
Multi-Tenant Retail (2)	—	22,982
Total Consolidated Revenue From Tenants	$495,286	$569,793
_______
(1) Amounts in the Retail segment reflect the reclassification and inclusion of one property that was previously part of the Multi-Tenant Retail segment, which was not included in the Multi-Tenant Retail Disposition.
(2) Reflects former Multi-Tenant Retail properties that were sold individually prior to December 31, 2024. Does not include the Multi-Tenant Retail Portfolio which is presented as a discontinued operation (see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Annual Report on Form 10-K).
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $225.7 million and $237.6 million for the years ended December 31, 2025 and 2024, respectively. The decrease in revenue from tenants was due to the loss of revenue of approximately $10.3 million from dispositions and lower revenue of approximately $1.6 million from other properties. The loss of revenue from dispositions primarily resulted from the sale of two groups of properties that were leased by two of our former tenants, which comprised $9.4 million of the total decrease in revenue from dispositions. There was minimal impact from the year-over-year change in average exchange rates during the year ended December 31, 2025, when compared to the year ended December 31, 2024.
Retail
Revenue from tenants in our Retail segment was $132.8 million and $165.6 million for the years ended December 31, 2025 and 2024, respectively. The decrease was primarily driven by the loss of revenue of approximately $31.9 million from dispositions and approximately $0.9 million from other properties. The loss of revenue from dispositions was primarily related to six tenants which comprised approximately $27.0 million of the decrease. There was minimal impact from the year-over-year change in average exchange rates during the year ended December 31, 2025, when compared to the year ended December 31, 2024.
Office
Revenue from tenants in our Office segment was $136.8 million and $143.6 million for the years ended December 31, 2025 and 2024, respectively. The decrease was primarily driven by the net loss of revenue of $10.2 million from dispositions, partially offset by higher revenue from properties owned in both periods of $3.4 million. The net loss of revenue from dispositions was primarily related to eight properties, which comprised approximately $8.9 million of the decrease. The year-over-year change in foreign exchange rates had a minimal impact.
Total office revenue for the year ended December 31, 2025 included write offs of straight-line rent of $2.6 million and the impact of termination fees recorded of approximately $6.9 million.

Property Operating Expenses
Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Property Operating Expenses:
Industrial & Distribution	$18,990	$21,820
Retail (1)	14,763	16,095
Office	17,453	18,865
Multi-Tenant Retail (2)	—	7,544
Total Consolidated Property Operating Expenses	$51,206	$64,324
_______
(1) Amounts in the Retail segment reflect the reclassification and inclusion of one property that was previously part of the Multi-Tenant Retail segment, which was not included in the Multi-Tenant Retail Disposition.
(2) Reflects former Multi-Tenant Retail properties that were sold individually prior to December 31, 2024. Does not include the Multi-Tenant Retail Portfolio which is presented as a discontinued operation (see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Annual Report on Form 10-K).
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $19.0 million and $21.8 million for the years ended December 31, 2025 and 2024, respectively. The decrease was due to lower costs of $2.5 million from dispositions and lower costs of $0.3 million from other properties due to the timing of our reimbursable costs. There was minimal impact from the year-over-year change in average foreign exchange rates during the year ended December 31, 2025, when compared to the year ended December 31, 2024.
Retail
Property operating expenses in our Retail segment were $14.8 million and $16.1 million for the years ended December 31, 2025 and 2024, respectively. The decrease was primarily driven by lower costs of $3.9 million from properties sold, partially offset by an increase of approximately $2.6 million from properties owned in both periods due to higher costs absorbed by us at one of our properties located in Europe. There was minimal impact from the year-over-year change in average exchange rates during the year ended December 31, 2025, when compared to the year ended December 31, 2024.
Office
Property operating expenses in our Office segment were $17.5 million and $18.9 million for the years ended December 31, 2025 and 2024, respectively. The decrease was due to lower costs of approximately $1.9 million from properties sold, partially offset by higher costs of approximately $0.5 million from properties owned in each period. There was minimal impact from the year-over-year change in average exchange rates during the year ended December 31, 2025, when compared to the year ended December 31, 2024.
Impairment Charges
During the year ended December 31 , 2025, we determined that the fair values of 106 of our properties (99 located in the U.S., five located in the U.K. and two located in Europe) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties less selling costs as applicable, and as a result, the Company recorded impairment charges totaling approximately $157.5 million.
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
Merger, Transaction and Other Costs
We recognized $6.7 million and $6.0 million of acquisition, transaction and other costs during the years ended December 31, 2025 and 2024, respectively. Merger costs are only reflected in the year ended December 31, 2024.

General and Administrative Expense
General and administrative expenses were relatively flat at $52.8 million and $52.4 million for the years ended December 31, 2025 and 2024, respectively, primarily consisting of employee compensation/payroll expenses, professional fees including audit and taxation related services, board member compensation, and directors’ and officers’ liability insurance.
Equity-Based Compensation
During the years ended December 31, 2025 and 2024, we recognized equity-based compensation expense of $12.5 million and $8.9 million, respectively. Equity-based compensation in both periods consisted of (i) amortization of Restricted Shares granted to employees of the former Advisor or its affiliates who were involved in providing services to us prior to the Internalization, (ii) amortization of RSUs granted to our employees and our independent directors, and (iii) amortization expense related to PSUs. The period over period increase in expense was attributable to RSUs and PSUs granted in late 2024 and early 2025.
For additional information related to our equity-based compensation, including with respect to the RSUs and PSUs granted in late 2024 and early 2025, see Note 15 — Equity-Based Compensation to our consolidated financial statements in this Annual Report on Form 10-K.
Depreciation and Amortization
Depreciation and amortization expense was $191.2 million and $216.8 million for the years ended December 31, 2025 and 2024, respectively. Lower depreciation and amortization due to dispositions during 2025 and 2024 was partially offset by higher amortization expense of approximately $11.1 million from the accelerated amortization of in-place lease intangibles during the year ended December 31, 2025.
Gain (Loss) on Dispositions of Real Estate Investments
During the year ended December 31, 2025, we sold 200 properties, (19 Industrial and Distribution properties, 170 Retail properties and 11 Office properties), not including the properties sold as part of the Multi-Tenant Retail Disposition (see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Annual Report on Form 10-K), and as a result, recorded a net gain of $94.7 million.
During the year ended December 31, 2024, we sold 178 properties, 164 of which were acquired in the REIT Merger, and recorded an aggregate gain of approximately $57.1 million.
Interest Expense
Interest expense was $194.7 million and $255.7 million for the years ended December 31, 2025 and 2024, respectively. The decrease was due to lower gross debt outstanding and a lower weighted-average effective interest rate during the year ended December 31, 2025. Our total gross debt outstanding was $2.6 billion as of December 31, 2025 as compared to $4.7 billion ($4.2 billion not including two mortgages classified in discontinued operations) as of December 31, 2024.
The weighted-average effective interest rate of our total debt was 4.2% as of December 31, 2025 and 4.8% as of December 31, 2024.
The decrease in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the year ended December 31, 2025, when compared to the year ended December 31, 2024. As of the year ended December 31, 2025, approximately 15% of our total debt outstanding was denominated in EUR. As of December 31, 2024, approximately 11% of our total debt outstanding was denominated in EUR, 9% of our total debt outstanding was denominated in GBP, and 1% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of December 31, 2025, approximately 50% of our total debt outstanding was secured and 50% was unsecured, the latter including amounts outstanding under our Revolving Credit Facility and Senior Notes. The availability of borrowings under the Revolving Credit Facility is based on the value of a pool of eligible unencumbered real estate assets owned by us and compliance with various ratios related to those assets. Our interest expense in future periods will vary based on interest rates, the level of future borrowings, which will depend on refinancing needs and acquisition activity, and changes in currency exchange rates.
Loss on Extinguishment and Modification of Debt
The loss on extinguishment and modification of debt of $11.2 million during the year ended December 31, 2025 primarily related to the accelerated amortization of deferred financing costs related to our Prior Credit Agreement (as defined below) which was terminated in August 2025 (see Note 7 — Revolving Credit Facility to our consolidated financial statements included in this Annual Report on Form 10-K), as well as the accelerated amortization and fees related to the repayment of one of our mortgages in May of 2025.

The loss on extinguishment and modification of debt of $15.9 million during the year ended December 31, 2024 was due to cash payments made upon repaying certain mortgage loans, primarily related to the fee required to be paid upon repayment of the mortgage loan in the second quarter of 2024 that encumbered our former McLaren Campus in the U.K.
(Loss) Gain on Derivative Instruments
The (loss) gain on derivative instruments was a loss of $10.7 million for the year ended December 31, 2025 and a gain of $4.2 million for the year ended December 31, 2024. These amounts reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly impacted by currency rate changes in the GBP and EUR compared to the USD. For the year ended December 31, 2025, the loss on derivative instruments consisted of unrealized losses of $6.3 million and realized losses of $4.4 million. For the year ended December 31, 2024, the loss on derivative instruments consisted of unrealized gains of $3.4 million and realized gains of $0.8 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included in AFFO (as defined below).
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
Unrealized (Losses) Gains on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We recorded losses of $12.6 million and gains of $3.2 million on undesignated foreign currency advances and other hedge ineffectiveness, related to the accelerated reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $21.8 million and $4.4 million for the years ended December 31, 2025 and 2024, respectively. This increase was primarily due to deferred tax expense of $12.7 million recorded in 2025 related to the gain recorded on the disposition of the McLaren Campus in December 2025. For additional information, see Note 18 — Income Taxes to our consolidated financial statements included in this Annual Report on Form 10-K.
Preferred Stock Dividends
Preferred Stock dividends were $43.7 million during years ended December 31, 2025 and 2024. The amounts in both periods represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.
Cash Flows from Operating Activities
The level of cash flows provided by operating activities is driven by, among other things, rental income received, property operating expenses and interest payments on outstanding borrowings.
During the year ended December 31, 2025, net cash provided by operating activities was $222.8 million. Cash flows provided by operating activities during the year ended December 31, 2025 reflect net loss of $225.5 million, adjusted for non-cash items of $516.7 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease and ground lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, unbilled straight-line rent, equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other non-cash items). In addition, operating cash flow was impacted by lease incentive and commission payments of $9.1 million and a net decrease of $26.6 million in working capital items due to a decrease in prepaid expenses and other assets of $4.2 million, a decrease in accounts payable and accrued expenses of $30.4 million and a decrease in prepaid rent of $0.5 million.

During the year ended December 31, 2024, net cash provided by operating activities was $299.5 million. Cash flows provided by operating activities during the year ended December 31, 2024 reflect net loss of $131.6 million, adjusted for non- cash items of $514.0 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease and ground lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, unbilled straight-line rent, equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other non-cash items). In addition, operating cash flow was impacted by lease incentive and commission payments of $7.8 million and a net decrease of $30.8 million in working capital items due to a decrease in prepaid expenses and other assets of $6.2 million, a decrease in accounts payable and accrued expenses of $22.2 million and a decrease in prepaid rent of $15.5 million.
Cash Flows from Investing Activities
Net cash provided by investing activities during the year ended December 31, 2025 of $1.8 billion primarily consisted of net proceeds from dispositions of $1.8 billion, principally from the Multi-Tenant Retail Disposition, and cash received from the multi-tenant disposition receivable of $81.2 million, partially offset by capital expenditures of $33.4 million.
Net cash provided by investing activities during the year ended December 31, 2024 of $759.9 million primarily consisted of net proceeds from dispositions of $803.4 million, partially offset by capital expenditures of $45.6 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $2.1 billion during the year ended December 31, 2025 was primarily a result of net paydowns of borrowings under our Revolving Credit Facility of $1.1 billion, net payments of principal on mortgage notes payable of $546.5 million, dividends paid to common stockholders of $192.1 million, dividends paid to holders of our Series A Preferred Stock of $12.3 million, dividends paid to holders of our Series B Preferred Stock of $8.1 million, dividends paid to holders of our Series D Preferred Stock of $14.9 million, dividends paid to holders of our Series E Preferred Stock of $8.5 million and repurchases of common stock of $120.3 million. In addition, cash used in financing activities was impacted by cash paid for financing costs of $15.3 million and penalties and charges related to repayments and early repayments of debt of $4.6 million.
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
Liquidity and Capital Resources
Our principal future needs for cash and cash equivalents includes the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, repayment of certain debt obligations, which includes our continuing debt service obligations and dividends to holders of our Common Stock and Preferred Stock as well as to any future class or series of preferred stock we may issue. As of December 31, 2025 and 2024, we had cash and cash equivalents of $180.1 million and $159.7 million, respectively. See discussion above our how our cash flows from various sources impacted our cash.
Management expects that cash generated from operations, supplemented by our existing cash, will be sufficient to fund, in the near and long term, the payment of quarterly dividends to our common stockholders and holders of our Preferred Stock, as well as anticipated capital expenditures. During the year ended December 31, 2025, cash generated from operations covered 94% of our dividends paid. In addition, we plan to continue to manage our leverage by using proceeds from strategic or opportunistic dispositions to reduce our debt, and we currently have entered into purchase and sale agreements (“PSAs”) and non-binding letters of intent (“LOIs”) totaling an aggregate of $68.7 million. The PSAs and LOIs are subject to conditions and there can be no assurance we will be able to complete these dispositions on their contemplated terms, or at all.
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
Acquisitions and Dispositions — Year Ended December 31, 2025
As disclosed above, during the six months ended June 30, 2025, we completed the Multi-Tenant Retail Disposition (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements in this Annual Report on Form 10-K).
During the year ended December 31, 2025, we sold 200 additional properties, for a contract price of $711.7 million.
We did not acquire any properties during the year ended December 31, 2025.
Dispositions Subsequent to December 31, 2025
Subsequent to December 31, 2025, we disposed of 7 properties for an aggregate price of $57.3 million.
In addition, we’ve signed PSAs to dispose of 8 properties for an aggregate sale price of $42.5 million and we have signed LOIs to dispose of 3 properties for an aggregate sale price of $26.3 million.
Equity Offerings
Common Stock
In November 2025, we entered into a new “at-the-market” equity offering program under which we may sell shares of Common Stock, from time to time, through our sales agents (the “2025 Common Stock ATM Program”), and filed a prospectus supplement to our current shelf registration statement on Form S-3 (File No. 333-286918) covering the 2025 Common Stock ATM Program, having an aggregate offering amount of up to $300.0 million. In connection with the establishment of the 2025 Common Stock ATM Program, we terminated our prior common stock (the “2019 Common Stock ATM Program”) and Series B Preferred Stock “at-the-market” offering programs, each of which we established in 2019. The prior registration statement had an aggregate offering amount of up to $285.0 million.
Under the 2025 Common Stock ATM Program, we may sell shares of our Common Stock (i) through our sales agents, acting as sales agents, (ii) directly to the sales agents, acting as principals, or (iii) through forward purchasers, acting as agents in connection with forward sale agreements.
•We did not sell any shares of Common Stock or enter into any forward sale agreements under the 2025 Common Stock ATM Program during the year ended December 31, 2025.
•We did not sell any shares of Common Stock under the 2019 Common Stock ATM Program during the years ended December 31, 2025, 2024 or 2023.
Preferred Stock
In November 2025, we terminated our “at-the-market” equity offering program for our Series B Preferred Stock (the “Series B Preferred Stock ATM Program”), which had been established in December 2019, and had an aggregate offering price of up to $170.0 million. During the years ended December 31, 2025, 2024 and 2023, we did not sell any shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program.
Share Repurchase Program
On February 20, 2025, our Board authorized a share repurchase program for up to an aggregate amount of $300 million of shares of Common Stock (the “Share Repurchase Program”). Under the Share Repurchase Program, which does not have a stated expiration date, the Company may repurchase shares of Common Stock from time to time through open market purchases, including pursuant to Rule 10b5-1 pre-set trading plans and under Rule 10b-18 of the Exchange Act, privately negotiated transactions, accelerated share repurchase transactions entered into with one or more counterparties or otherwise, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. During the year ended December 31, 2025, we purchased 15,434,195 shares of Common Stock for $120.3 million, or an average share price of $7.77, leaving $180.1 million available under the Share Repurchase Program.
Borrowings
As of December 31, 2025 and 2024, we had total gross debt outstanding of $2.6 billion and $4.7 billion ($4.2 billion not including two mortgages classified in discontinued operations), respectively, bearing interest at a weighted-average interest rate per annum equal to 4.2% and 4.8%, respectively.
As of December 31, 2025, 98% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted-average interest rate of 4.2% per annum. As of December 31, 2025, 2% of our total debt outstanding was variable-rate debt, which bore interest at a weighted- average interest rate of 4.9% per annum. The total gross carrying value of unencumbered assets as of December 31, 2025 was $3.61 billion, of which approximately $3.57 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not available to serve as collateral for future borrowings.
Our debt leverage ratio was 55.2% and 63.8% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of December 31, 2025 and 2024, respectively. As of December 31, 2025 the weighted-average maturity of our indebtedness was 3.0 years (including the two additional six-month extension options on our Revolving Credit Facility). We believe we have the ability to service our debt obligations as they come due.
As noted above, we plan on continuing to manage our leverage by using proceeds from strategic or opportunistic dispositions to reduce our debt, and we currently have entered into PSAs and LOIs totaling an aggregate of $68.7 million.
Senior Notes
Both the 3.75% and the 4.50% Senior Notes do not require any principal payments prior to maturity. As of December 31, 2025, the carrying amount of the outstanding Senior Notes on our balance sheets totaled $928.2 million which is net of $71.8 million of deferred financing costs and discounts, and as of December 31, 2024 the carrying amount of the outstanding Senior Notes on our balance sheets totaled $906.1 million, which is net of $93.9 million of deferred financing costs and discounts. See Note 8 — Senior Notes, Net to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the Senior Notes and related covenants.
Mortgage Notes Payable
As of December 31, 2025 and 2024, we had secured mortgage notes payable of $1.3 billion and $1.8 billion, respectively, net of mortgage discounts and deferred financing costs. All of our current mortgage loans require payment of interest-only with the principal due at maturity. As of December 31, 2024, the following mortgages, which were assumed by RCG in the second quarter of 2025 as part of the Multi-Tenant Retail Disposition, were classified within discontinued operations on our consolidated balance sheets; (a) a mortgage for 12 properties secured by a $210.0 million mortgage from Société Générale and UBS AG, and (b) a mortgage for 29 properties secured by a $260.0 million mortgage from Barclays Capital Real Estate Inc., Société Générale, KeyBank and Bank of Montreal. We have $94.8 million of principal payments due on our mortgages during the year ending December 31, 2026 (see Note 6 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Annual Report on Form 10-K for additional information).
Credit Facility
On August 5, 2025, the OP, as borrower, together with us and certain subsidiaries of the OP acting as guarantors, entered into a credit agreement (the “Credit Agreement” and the credit facilities provided thereunder, collectively, the “Revolving Credit Facility”) with BMO Bank N.A. (“BMO”), as agent, and the other lender parties thereto. The proceeds of the transaction were used, in part, to prepay in full and terminate the previous credit agreement, with KeyBank National Association, as agent, and the other lenders party thereto which was originally entered into on July 24, 2017 and had been amended from time to time (the “Prior Credit Agreement”). The Prior Credit Agreement consisted solely of a senior unsecured multi-currency revolving credit facility (the “Prior Revolving Credit Facility”). The total amount we paid off related to the Prior Revolving Credit Facility was $732.7 million, and also, as a result of the termination of the Prior Credit Agreement, we recorded a loss on extinguishment of debt of approximately $2.6 million in the third quarter of 2025 related to the accelerated amortization of deferred financing costs.
As of December 31, 2025 and 2024, outstanding borrowings under the Revolving Credit Facility and the Prior Revolving Credit Facility were $324.2 million and $1.4 billion, respectively. During the year ended December 31, 2025, we made net additional paydowns of $1.1 billion on the Revolving Credit Facility and the Prior Revolving Credit Facility combined. As of December 31, 2025, approximately $781.7 million was available for future borrowings under the Revolving Credit Facility.
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
See Note 7 — Revolving Credit Facility to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the Revolving Credit Facility and related covenants under such facilities.
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
Covenants
As of December 31, 2025, we were in compliance with the covenants under the indenture governing the 3.75% Senior Notes, the indenture governing the 4.50% Senior Notes and the Credit Agreement (see Note 7 — Revolving Credit Facility and Note 8 — Senior Notes, Net to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the Credit Facility and Senior Notes and the related covenants).
As of December 31, 2025, we were in compliance with all property-level debt covenants with the exception of two property-level debt instruments. For those two property-level debt instruments, we either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under our Revolving Credit Facility. While the restricted cash cannot be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on our ability to operate the impacted assets and do not constitute events of default under the applicable debt instruments.
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

	Year Ended December 31,
(In thousands)	2025	2024
Net loss attributable to common stockholders (in accordance with GAAP)	$(269,200)	$(175,316)
Impairment charges	157,532	90,310
Depreciation and amortization	191,189	216,820
Gain on dispositions of real estate investments	(94,687)	(57,091)
Discontinued operations FFO adjustments	80,574	133,299
FFO (as defined by NAREIT) attributable to common stockholders	65,408	208,022
Merger, transaction and other costs (1)	6,662	6,022
Loss on extinguishment and modification of debt	11,222	15,877
Discontinued operations Core FFO adjustments	15,183	4
Core FFO attributable to common stockholders	98,475	229,925
Non-cash equity-based compensation	12,514	8,931
Non-cash portion of interest expense	9,627	9,980
Amortization related to above and below-market lease intangibles and right-of-use assets, net	3,627	7,503
Straight-line rent	(5,538)	(19,150)
Unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness	12,644	(3,249)
Eliminate unrealized (gains) losses on foreign currency transactions (2)	6,268	(3,418)
Amortization of mortgage discounts	46,042	68,591
Expenses attributable to European tax restructuring (3)	—	485
Transition costs related to the Mergers (4)	—	4,486
Forfeited disposition deposit (5)	—	(275)
Goodwill impairment (6)	7,134	—
Eliminate deferred tax expense related to the disposition of the McLaren campus (7)	12,741	—
Eliminate losses related to multi-tenant disposition receivable (8)	17,473	—
AFFO attributable to common stockholders	$221,007	$303,809

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$65,408	$208,022
Core FFO attributable to common stockholders	$98,475	$229,925
AFFO attributable to common stockholders	$221,007	$303,809
_____
(1)For the year ended December 31, 2024, these costs primarily consist of advisory, legal and other professional costs that were directly related to the REIT Merger and Internalization.
(2)For AFFO purposes, we adjust for unrealized gains and losses. For the year ended December 31, 2025, the loss on derivative instruments was $10.7 million which consisted of unrealized losses of $6.3 million and realized losses of $4.4 million. For the year ended December 31, 2024, the gain on derivative instruments was $4.2 million which consisted of unrealized gains of $3.4 million and realized gains of $0.8 million.
(3)Amount relates to costs incurred related to the tax restructuring of our European entities. We do not consider these expenses to be part of our normal operating performance and have, accordingly, increased AFFO for this amount.
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
(5)Represents a forfeited deposit from a potential buyer of one of our properties, which is recorded in other income in our consolidated statement of operations. We do not consider this income to be part of our normal operating performance and have, accordingly, decreased AFFO for this amount.
(6) This is a non-cash item and is added back as we do not consider it indicative of our normal operating performance.
(7) Represents deferred tax expense specifically related to the capital gain recorded upon the disposition of the McLaren Campus. This amount is recorded in the income tax expense line item in our consolidated statements of operations. We do not consider this expense to be part of our normal operating performance and have, accordingly, increased AFFO for this amount.
(8) Represents adjustments to the fair value of the embedded derivative feature of the multi-tenant disposition receivable (see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Annual Report on Form 10-K). We do not consider these adjustments to be indicative of our normal operating performance and have, accordingly, increased AFFO for these amounts.

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
In February 2025 we announced that the Board had established a quarterly dividend per share of Common Stock of $0.190 per share, representing an annual dividend rate of $0.76 per share, and we currently intend to continue paying cash dividends consistent with this practice; however, our Board determines the amount and timing of any future dividend payments to our stockholders based on a variety of factors. Common Stock dividends authorized by our Board and declared by us are paid on a quarterly basis in arrears during the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. Refer to Note 11 — Stockholders' Equity to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on dividends to holders of our Common Stock.
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
Pursuant to the Credit Agreement, we may not pay distributions, including cash dividends on, or redeem or repurchase Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, or any other class or series of stock we may issue in the future, that exceed 100% of our Adjusted FFO as defined in the Credit Facility (which is different from AFFO disclosed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends and other distributions and redeem or repurchase an aggregate amount equal to no more than 105% of our Adjusted FFO. In addition, for so long as we maintain an investment-grade rating from at least one ratings agency (such as our investment-grade BBB- rating received from Fitch Ratings in October 2025), the percentage limitation set forth above will not apply and we will be able to make distributions, including cash dividends, on our stock, subject to certain restrictions. We last used the exception to pay dividends that were between 100% of Adjusted FFO and 105% of Adjusted FFO during the quarter ended on June 30, 2020 under our Prior Credit Agreement, which contained the same restriction on distributions, redemptions or repurchases of our capital stock and related exceptions therefrom, and may use this exception in the future under our Credit Agreement. In the past, the lenders under our Prior Revolving Credit Facility consented to increase the maximum amount of our Adjusted FFO we could use to pay cash dividends and other distributions and make redemptions and other repurchases in certain periods, but there can be no assurance that the lenders under our Revolving Credit Facility will provide such a consent in the future.

Foreign Currency Translation
Our reporting currency is the USD. The functional currency of our foreign investments is the applicable local currency for each foreign location in which we invest. Assets and liabilities in these foreign locations (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income in the consolidated statements of equity. We are exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than our functional currency, the USD. We have used and may continue to use foreign currency derivatives including options, currency forward and cross currency swap agreements to manage our exposure to fluctuations in GBP-USD and EUR-USD exchange rates (see Note 10 — Derivatives and Hedging Activities to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion).
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of December 31, 2025, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 2.7%. To help mitigate the adverse impact of inflation, approximately 86% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due under the leases over time by an average cumulative increase of 1.4% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of December 31, 2025, based on straight-line rent, approximately 61.7% are fixed-rate with increases averaging 1.7%, 19.6% are based on the Consumer Price Index, subject to certain caps, 5.0% are based on other measures, and 13.7% do not contain any escalation provisions.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the interest payments on the debt obligation. The face amounts on which the swaps or caps, are based are not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimated that the total fair value of our interest rate swaps, which are included in derivative assets, at fair value and derivative liabilities, at fair value on our consolidated balance sheets, totaled $7 thousand and $5.3 million as of December 31, 2025, respectively (see Note 10 — Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K for more information, including the fair value of such assets and liabilities as of December 31, 2025).
The following table presents future principal payments based upon expected maturity dates and fixed/variable classification of our debt obligations outstanding as of December 31, 2025:

(In thousands)	Fixed-rate debt (1) (2)	Variable-rate debt (1)		Total Debt
2026	$94,813	$—		$94,813
2027	630,560	—		630,560
2028	815,525	—		815,525
2029	922,942	48,033	(3)	970,975
2030	—	—		—
Thereafter	133,184	—		133,184
Total	$2,597,024	$48,033		$2,645,057

Additional Details:
Percentage of total debt	98%	2%		N/A
Weighted-average effective interest rate	4.2%	4.9%		4.2%
________
(1)Assumes exchange rate of €1.00 to $1.17 for EUR as of December 31, 2025, for illustrative purposes, as applicable.
(2)Fixed-rate debt includes variable debt that bears interest at margin plus a floating rate which is fixed through our interest rate swap agreements. Also see Item 1A. Risk Factors - Risks Related to Our Indebtedness - Our derivative financial instruments have been, and any derivative financial instruments in the future, will be subject to counterparty default risk.
(3)Represents the variable portion of the mortgage that secures the properties in Finland as well as the portions of the Revolving Credit Facility that bear interest at variable rates. Interest on the mortgage for the Finland properties is 80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. The USD portion of the Revolving Credit Facility is 100% variable and the EUR portion of Revolving Credit Facility is 96% fixed via swaps and 4% variable.
See Note 6 — Mortgage Notes Payable, Net and Note 7 — Revolving Credit Facility to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding the Company’s debt obligations for year ended December 31, 2023, including the fixed/variable classification of such obligations.
As of December 31, 2025, our total consolidated debt, which includes secured mortgage financings, borrowings under the Revolving Credit Facility, our 3.75% Senior Notes and our 4.50% Senior Notes, had a total gross carrying value of $2.6 billion, an estimated fair value of $2.6 billion. The annual interest rates on our fixed-rate debt mortgage debt as of December 31, 2025 ranged from 2.2% to 5.8% and the interest rates on our 3.75% Senior Notes and 4.50% Senior Notes are fixed at 3.75% and 4.50%, respectively. The contractual annual interest rates on our variable-rate debt as of December 31, 2025 ranged from 3.4% to 5.1%. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on, among other things, our refinancing needs or plans to reduce our leverage and acquisition activity. In addition, our interest expense will vary based on movements in interest rates. Our debt obligations are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations above.
The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt as of December 31, 2025 by an aggregate increase of $53.5 million or an aggregate decrease of $51.8 million, respectively.
Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates as of December 31, 2025 would increase or decrease by approximately $480.3 million for each respective 1% change in annual interest rates.
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
We have designated all current foreign currency draws under the Credit Facility as net investment hedges to the extent of our net investment in foreign subsidiaries. To the extent foreign draws in each currency exceed the net investment, we reflect the effects of changes in currency on such excess in earnings. As of December 31, 2025, we did not have any foreign currency draws that were in excess of our net investments in our foreign subsidiaries (see Note 10— Derivatives and Hedging Activities to our consolidated financial statements included in this Annual Report on Form 10-K).
We enter into foreign currency forward contracts and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency put option contract consists of a right, but not the obligation, to sell a specified amount of foreign currency for a specified amount of another currency at a specific date. If the exchange rate of the currency fluctuates favorably beyond the strike rate of the put at maturity, the option would be considered “in-the-money” and exercised accordingly. The total estimated fair value of our foreign currency forward contracts and put options, which are included in derivatives, at fair value on the consolidated balance sheets, was in a net liability position of $4.3 million as of December 31, 2025 (see Note 9 — Fair Value of Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K). We have obtained, and may in the future obtain, non-recourse mortgage financing in a foreign currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to USD, the change in debt service, as translated to USD, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of December 31, 2025, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	EUR	GBP	CAD	Total
2026	$57,647	$43,899	$2,789	$104,335
2027	42,334	41,521	2,840	86,695
2028	35,635	39,333	2,882	77,850
2029	29,871	33,735	2,668	66,274
2030	23,036	26,763	2,506	52,305
Thereafter	59,539	131,359	27,981	218,879
Total	$248,062	$316,610	$41,666	$606,338
______
(1)Assumes exchange rates of £1.00 to $1.35 for GBP, €1.00 to $1.17 for EUR and C$1.00 to $0.73 for CAD as of December 31, 2025 for illustrative purposes, as applicable.

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of December 31, 2025, during each of the next five calendar years and thereafter, are detailed in the table below:

Future Debt Service Payments
Mortgage Notes Payable
(In thousands)	EUR
2026	$4,246
2027	4,246
2028	4,256
2029	87,146
2030	—
Thereafter	—
Total	$99,894
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
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of December 31, 2025, in certain areas. See Item 2. Properties in this Annual Report on Form 10-K for further discussion on distribution across countries and industries.
Based on our annualized rental income, the majority of our directly owned real estate properties and related loans are located in the U.S. and Canada (74%) and the remaining are in the United Kingdom (10%), The Netherlands (5%), Finland (4%) and Germany (3%). No individual tenant accounted for more than 10% of our annualized rental income as of December 31, 2025. Based on annualized rental income, as of December 31, 2025, our directly owned real estate properties contain significant concentrations in the following asset types: Industrial & Distribution (46%), Retail (27%) and Office (27%).
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2025, the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC rules and forms, information required to be disclosed by us in our reports that we file or submit under the Exchange Act, and in such information being accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Reporting on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on its report, which is included on page F-2 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
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
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to audited consolidated financial statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-66 of this report:
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2025 and for the years ended December 31, 2025 and 2024.
(b)    Exhibits

EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1 **	Agreement and Plan of Merger, dated as of May 23, 2023, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Osmosis Sub I, LLC, Osmosis Sub II, LLC, The Necessity Retail REIT, Inc., and The Necessity Retail REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Global Net Lease, Inc. on May 25, 2023).
2.2 **	Internalization Agreement, dated as of May 23, 2023, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., the Necessity Retail REIT, Inc., The Necessity Retail REIT Operating, L.P., AR Global Investments, LLC and the other parties thereto (incorporated by reference to Exhibit 2.2 to the Form 8-K filed by Global Net Lease, Inc. on May 25, 2023).
2.3 ****	Purchase and Sale Agreement, dated February 25, 2025, by and among, an affiliate of RCG Ventures Holdings, LLC and each party listed as a seller on Schedule I of the Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Global Net Lease, Inc. on February 26, 2025).
3.1	Composite Charter of Global Net Lease, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed by Global Net Lease, Inc. on August 7, 2025).
3.2	Third Amended and Restated Bylaws of Global Net Lease, Inc., effective April 2, 2025 (incorporated by reference to Exhibit 3.1 to the Form 8-K, filed by Global Net Lease, Inc. on April 4, 2025).
4.1	Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015, between Global Net Lease, Inc. and Global Net Lease Special Limited Partner, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Global Net Lease, Inc. on June 2, 2015).
4.2	Second Amendment, dated as of September 11, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on September 11, 2017).
4.3	Third Amendment, dated as of December 15, 2017, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on December 18, 2017).
4.4	Fourth Amendment, dated as of March 23, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 23, 2018).
4.5	Fifth Amendment, dated as of July 19, 2018, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on July 23, 2018).
4.6	Sixth Amendment, dated November 22, 2019, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on November 22, 2019).
4.7	Seventh Amendment, dated December 13, 2019, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on December 13, 2019).
4.8	Eighth Amendment dated June 3, 2021, to Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on June 4, 2021).

4.9	Ninth Amendment dated August 6, 2021, to Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed by Global Net Lease, Inc. on August 5, 2021).
4.10	Tenth Amendment, dated as of September 12, 2023, to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P., dated June 2, 2015 (incorporated by reference to Exhibit 4.4 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
4.11	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.11 to the Form 10-K filed by Global Net Lease, Inc. on February 23, 2024).
4.12	Indenture, dated as of December 16, 2020, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., the Guarantors party thereto and U.S. Bank National Association, as trustee (including the form of Notes) (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Global Net Lease, Inc. on December 17, 2020).
4.13	Indenture, dated as of October 7, 2021, among The Necessity Retail REIT, Inc (f/k/a American Finance Trust, Inc.), The Necessity Retail REIT Operating Partnership, L.P.(f/k/a American Finance Operating Partnership, L.P.), the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2021).
4.14	RTL Supplemental Indenture dated September 12, 2023 by and among The Necessity Retail REIT, Inc, The Necessity Retail REIT Operating Partnership, L.P., Global Net Lease, Inc., the guarantors thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
4.15	GNL Supplemental Indenture, dated September 12, 2023 by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., The Necessity Retail REIT, Inc, the guarantors thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
4.16	Certificate of Notice of Global Net Lease, Inc., dated November 7, 2023 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Global Net Lease, Inc. on November 7, 2023).
4.17	Certificate of Notice of Global Net Lease, Inc., dated March 13, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Global Net Lease, Inc. on March 13, 2025).
10.1	Loan Agreement, dated as of October 27, 2017, by and among the wholly-owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, as borrower, and Column Financial, Inc. and Citi Real Estate Funding, Inc., as lender (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed by Global Net Lease, Inc. on November 7, 2017).
10.2	Guaranty Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. for the benefit of Column Financial, Inc. and Citi Real Estate Funding, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed by Global Net Lease, Inc. on November 7, 2017).
10.3	Environmental Indemnity Agreement, dated as of October 27, 2017, by Global Net Lease Operating Partnership, L.P. and the wholly-owned subsidiaries of Global Net Lease Operating Partnership, L.P. listed on Schedule I attached thereto, in favor of Column Financial, Inc. and Citi Real Estate Funding, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed by Global Net Lease, Inc. on November 7, 2017).
10.4	First Amended and Restated Guaranty, dated as of August 1, 2019, by the Company, ARC Global Holdco, LLC, Global II Holdco, LLC and the other subsidiary parties thereto for the benefit of KeyBank National Association and the other lender parties thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on August 6, 2019).
10.5	First Amended & Restated Contribution Agreement, dated as of August 1, 2019, by and among the Company, Global Net Lease Operating Partnership, L.P., ARC Global Holdco, LLC, ARC Global II Holdco, LLC, the other subsidiary parties thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on August 6, 2019).
10.6	Loan Agreement, dated as of September 12, 2019, by and among the borrowers party thereto, and KeyBank National Association, as lender (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on September 18, 2019).
10.7
Form of Promissory Note, dated as of September 12, 2019, by the borrowers party thereto in favor of
KeyBank National Association, as lender (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on September 18, 2019).

10.8	Guaranty Agreement, dated as of September 12, 2019, by Global Net Lease Operating Partnership, L.P. in favor of KeyBank National Association, as lender(incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on September 18, 2019).

10.9	Environmental Indemnity Agreement, dated as of September 12, 2019, by the borrowers party thereto and Global Net Lease Operating Partnership, L.P. in favor of KeyBank National Association, as indemnitee (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Global Net Lease, Inc. on September 18, 2019).
10.10 +	Amended and Restated Form of Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the Form 10-K filed by Global Net Lease, Inc. on February 27, 2025).
10.11	Supplemental Agreement dated July 8, 2021, to Investment Facility Agreement, dated August 13, 2018, as amended, among the borrower and guarantor entities thereto and Lloyds Bank PLC(incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed by Global Net Lease, Inc. on August 5, 2021).
10.12	Cooperation Agreement and Release dated as of June 4, 2023 by and among Global Net Lease, Inc., The Necessity Retail REIT, Inc., Global Net Lease Advisors, LLC, Global Net Lease Properties, LLC, Necessity Retail Advisors, LLC, Necessity Retail Properties, LLC, AR Global Investments, LLC, Blackwells Capital LLC, Blackwells Onshore I LLC, Jason Aintabi, Related Fund Management, LLC, Jim Lozier and Richard O’Toole (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on June 5, 2023).
10.13	GNL Credit Facility Amendment dated September 12, 2023, by and among Global Net Lease Operating Partnership, L.P., as borrower, Global Net Lease, Inc. and the other guarantors party thereto, KeyBank National Association, as agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.14	Loan Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, as borrowers, and Column Financial, Inc., as lender (incorporated by reference to Exhibit 10.1 to The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed on July 28, 2020 (File No. 001-38597)).
10.15	Limited Recourse Guaranty, dated as of July 24, 2020, in favor of Column Financial, Inc. (incorporated by reference to Exhibit 10.2 to The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed on July 28, 2020 (File No. 001-38597)).
10.16	Environmental Indemnity Agreement, dated as of July 24, 2020, by and among the entities listed on Schedule I thereto, American Finance Operating Partnership, L.P. and Column Financial, Inc. (incorporated by reference to Exhibit 10.3 to The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed on July 28, 2020 (File No. 001-38597)).
10.17	Loan Agreement dated as of December 8, 2017 among Societe Generale and UBS AG as Lenders and the borrowers thereto (incorporated by reference to Exhibit 10.19 to The Necessity Retail REIT, Inc.’s Annual Report on Form 10-K filed on March 19, 2018 (File No. 001-38597)).
10.18	Guaranty of Recourse Obligations dated as of December 8, 2017 in favor of Societe Generale and UBS AG (incorporated by reference to Exhibit 10.20 to The Necessity Retail REIT, Inc.’s Annual Report on Form 10-K filed on March 19, 2018 (File No. 001-38597)).
10.19	Loan Agreement, dated as of August 30, 2023, among the borrower entities party thereto, and Barclays Capital Real Estate Inc., Société Générale Financial Corporation, Bank of Montreal, and KeyBank National Association (incorporated by reference to Exhibit 10.1 to The Necessity Retail REIT, Inc.’s Current Report on Form 8-K filed on September 5, 2023 (File No. 001-38597)).
10.20	Guaranty Agreement, dated as of September 12, 2023, in favor of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, Bank of Montreal, and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.21	Environmental Indemnity Agreement, dated as of September 12, 2023, by Global Net Lease, Inc. and the borrower entities party thereto, for the benefit of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, Bank of Montreal, and KeyBank National Association. (incorporated by reference to Exhibit 10.9 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.22	Registration Rights and Stockholders Agreement dated September 12, 2023, by and between Global Net Lease, Inc., AR Global Investments, LLC, Global Net Lease Special Limited Partnership, LLC, and Necessity Retail Space Limited Partner, LLC (incorporated by reference to Exhibit 10.10 to the Form 8-K filed by Global Net Lease, Inc. on September 12, 2023).
10.23 +	2024 Annual Bonus Program (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on December 4, 2023).
10.24 +	Form of Restricted Stock Unit Award Agreement (Form A) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on December 4, 2023).
10.25 +	Form of Restricted Stock Unit Award Agreement (Form B) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on December 4, 2023).
10.26 +	Form of Performance Stock Unit Award Agreement (Form A) (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Global Net Lease, Inc. on December 4, 2023).
10.27 +	Form of Performance Stock Unit Award Agreement (Form B) (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by Global Net Lease, Inc. on December 4, 2023).

10.28 +	Form of Restricted Stock Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.61 to the Form 10-K filed by Global Net Lease, Inc. on February 27, 2024).
10.29 +	2018 Omnibus Incentive Compensation Plan of The Necessity Retail REIT, Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by The Necessity Retail REIT, Inc. on July 19, 2018).
10.30 +	Non-Employee Director Compensation Guidelines (incorporated by reference to Exhibit 10.63 to the Form 10-K filed by Global Net Lease, Inc. on February 27, 2024).
10.31 +	Employment Agreement, dated December 20, 2023, between Global Net Lease, Inc. and Christopher J. Masterson (incorporated by reference to Exhibit 10.64 to the Form 10-K filed by Global Net Lease, Inc. on February 27, 2024).
10.32 +	Employment Agreement, dated September 18, 2023, between Global Net Lease, Inc. and Jesse C. Galloway (incorporated by reference to Exhibit 10.65 to the Form 10-K filed by Global Net Lease, Inc. on February 27, 2024).
10.33 +	Non-Competition Agreement, dated as of May 23, 2023, by and among Global Net Lease, Inc. and Edward M. Weil, Jr. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on May 26, 2023).
10.34 ***	Loan Agreement, dated as of April 5, 2024, among the borrower entities party thereto, Bank of Montreal, Barclays Capital Real Estate Inc., Societe Generale Financial Corporation, and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on April 10, 2024).
10.35	Guaranty Agreement, dated as of April 5, 2024, by Global Net Lease Operating Partnership, L.P. in favor of Bank of Montreal, Barclays Capital Real Estate Inc., Societe Generale Financial Corporation, and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on April 10, 2024).
10.36 ***	Environmental Indemnity Agreement, dated as of April 5, 2024, by Global Net Lease Operating Partnership, L.P. and the borrower entities party thereto, for the benefit of Bank of Montreal, Barclays Capital Real Estate Inc., Societe Generale Financial Corporation, and KeyBank National Association (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on April 10, 2024).
10.37 ****+	Employment Agreement, dated as of November 21, 2024, by and between Global Net Lease, Inc. and Edward M. Weil, Jr. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on November 22, 2024).
10.38 ****+	Employment Agreement, dated as of January 23, 2025, by and between Global Net Lease, Inc. and Ori Kravel (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on January 24, 2025).
10.39	Amended and Restated Ownership Limit Waiver Agreement, dated March 13, 2025, by and between Global Net Lease, Inc. and Bellevue Capital Partners, LLC on its own behalf and on behalf of Global Net Lease Special Limited Partnership, LLC, AR Capital Global Holdings, LLC, AR Global Investments, LLC, American Realty Capital Global II Special LP, LLC, AR Capital LLC, Metropolitan Wealth Management, LLC and MWM PIC, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on March 13, 2025).
10.40	Second Amended and Restated Ownership Limit Waiver Agreement, dated March 13, 2025, by and between Global Net Lease, Inc. and Nicholas S. Schorsch, certain related trusts, and MWM Series, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on March 13, 2025).
10.41	Second Amended and Restated Ownership Limit Waiver Agreement, dated March 13, 2025, by and between Global Net Lease, Inc. and Shelley D. Schorsch and certain related trusts (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on March 13, 2025).
10.42 +	2025 Omnibus Incentive Compensation Plan of Global Net Lease, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed by Global Net Lease, Inc. on May 27, 2025).
10.43	Credit Agreement, dated as of August 5, 2025, by and among Global Net Lease Operating Partnership, L.P., as borrower, BMO Bank N.A., as agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Global Net Lease, Inc. on August 6, 2025).
10.44	Unconditional Guaranty of Payment and Performance, dated as of August 5, 2025, made by the Company, ARC Global Holdco, LLC, Global II Holdco, LLC and certain other Guarantors for the benefit of the Agent and the Lenders (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Global Net Lease, Inc. on August 6, 2025).
10.45	Contribution Agreement, dated as of August 5, 2025, by and among Global Net Lease Operating Partnership, L.P., as borrower, the Company and the other Guarantors (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Global Net Lease, Inc. on August 6, 2025).

10.46	Equity Sales Agreement, dated November 7, 2025, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P. and BofA Securities, Inc., BMO Capital Markets Corp., Citizens JMP Securities, LLC, KeyBanc Capital Markets Inc., M&T Securities, Inc., Truist Securities, Inc., Huntington Securities, Inc., BTIG, LLC, Colliers Securities LLC and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Global Net Lease, Inc. on November 7, 2025).
19.1 *	Global Net Lease, Inc. Insider Trading Policy.
21.1 *	List of Subsidiaries.
23.1 *	Consent of PricewaterhouseCoopers LLP.
31.1 *	Certification of the Principal Executive Officer of Global Net Lease, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of Global Net Lease, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 ++	Written statements of the Principal Executive Officer and Principal Financial Officer of Global Net Lease, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Global Net Lease, Inc. Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to the Form 10-K filed by Global Net Lease, Inc. on February 27, 2024).
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of February, 2026.

GLOBAL NET LEASE, INC.
By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
CHIEF EXECUTIVE OFFICER AND PRESIDENT (PRINCIPAL EXECUTIVE OFFICER)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Robert I. Kauffman	Independent Director, Non-Executive Chair of the Board of Directors, Finance Committee Chair	February 25, 2026
Robert I. Kauffman

/s/ Edward M. Weil, Jr.	Director, Chief Executive Officer and President (Principal Executive Officer)	February 25, 2026
Edward M. Weil, Jr.

/s/ Christopher J. Masterson	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 25, 2026
Christopher J. Masterson

/s/ M. Therese Antone	Independent Director, Compensation Committee Chair	February 25, 2026
M. Therese Antone

/s/ Lisa D. Kabnick	Independent Director	February 25, 2026
Lisa D. Kabnick

/s/ Leslie D. Michelson	Independent Director, Nominating and Corporate Governance Committee Chair	February 25, 2026
Leslie D. Michelson

/s/ Michael J.U. Monahan	Independent Director	February 25, 2026
Michael J.U. Monahan

/s/ Stanley R. Perla	Independent Director, Audit Committee Chair	February 25, 2026
Stanley R. Perla

/s/ P. Sue Perrotty	Independent Director	February 25, 2026
P. Sue Perrotty

/s/ Edward G. Rendell	Independent Director	February 25, 2026
Edward G. Rendell

/s/ Leon C. Richardson	Independent Director	February 25, 2026
Leon Richardson

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Global Net Lease, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Global Net Lease, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Report of Independent Registered Public Accounting Firm
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessments of Real Estate Investments

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s total real estate investments, at cost was $4.8 billion as of December 31, 2025. The Company recorded impairment charges of $157.5 million related to real estate investments for the year ended December 31, 2025. Management assesses each of the Company’s real estate properties for indicators of impairment quarterly or when circumstances indicate that the property may be impaired. When indicators of potential impairment are present that suggest that the carrying amounts may not be recoverable, management assesses the recoverability by determining whether the carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition over an estimated hold period of ten years in most cases. If management believes there is a significant possibility that the Company might dispose of the assets earlier, management assesses the recoverability using a probability weighted analysis of the estimated undiscounted future cash flows over the various possible holding periods. If a recoverability assessment indicates that the carrying value of the real estate investment is not recoverable from the estimated undiscounted future cash flows, management will record an impairment to the extent that the carrying value of the property exceeds its estimated fair value. Management’s estimation of undiscounted future cash flows is subjective and is based on various assumptions, including but not limited to, market rental rates, capitalization rates, and hold periods.

The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments is a critical audit matter are (i) the significant judgment by management when developing the estimated undiscounted future cash flows of the real estate investments; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to market rental rates, capitalization rates, and hold periods used in developing the estimated undiscounted future cash flows; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of real estate investments, including controls over the development of the estimated undiscounted future cash flows. These procedures also included, among others, (i) testing management’s process for developing the estimated undiscounted future cash flows of the real estate investments; (ii) evaluating the appropriateness of the method used by management; (iii) testing the completeness and accuracy of the underlying data used in developing the estimated undiscounted future cash flows; and (iv) evaluating the reasonableness of the significant assumptions used by management related to market rental rates, capitalization rates, and hold periods used in developing the estimated undiscounted future cash flows. Evaluating the reasonableness of the significant assumptions used by management involved considering (i) the consistency with external market and industry data and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the method used by management in developing the estimated undiscounted future cash flows and (ii) the reasonableness of the market rental rate and capitalization rate assumptions.

Valuation of the Multi-Tenant Disposition Receivable, Net

As described in Notes 2 and 3 to the consolidated financial statements, the multi-tenant disposition receivable, net recorded for the expected consideration to be received in connection with the disposition of the multi-tenant retail portfolio was $27.9 million as of December 31, 2025. As part of the portfolio sold, there are leases that had not yet commenced at the time of the sales, and the Company agreed to receive proceeds attributed to each of those leases when the respective tenants move to open and operating status. The multi-tenant disposition receivable, net was recorded at fair value and classified as Level 3 in the fair value hierarchy. In calculating the fair value, management’s methodology applied probability weighting, using a range of probabilities, relating to the likelihood of the tenants moving to open and operating status, and a discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the multi-tenant disposition receivable, net is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the multi-tenant disposition receivable, net; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the probability weighting of the likelihood of the tenant moving to open and operating status and the discount rate.

Report of Independent Registered Public Accounting Firm
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the multi-tenant disposition receivable, net, including controls over the significant assumptions related to the probability weighting of the likelihood of the tenant moving to open and operating status and the discount rate. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the multi-tenant disposition receivable, net; (ii) evaluating the appropriateness of management’s fair value methodology; (iii) testing the completeness and accuracy of the underlying data used in developing the fair value estimate of the multi-tenant disposition receivable, net; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the probability weighting of the likelihood of the tenant moving to open and operating status and the discount rate. Evaluating the reasonableness of the significant assumptions used by management involved considering the consistency with (i) internal historical and industry data and (ii) evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2026

We have served as the Company’s auditor since 2015.

GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Real estate investments, at cost (Note 5):
Land	$659,086	$802,317
Buildings, fixtures and improvements	3,592,121	4,120,664
Construction in progress	2,993	3,364
Acquired intangible lease assets	523,406	695,597
Total real estate investments, at cost	4,777,606	5,621,942
Less accumulated depreciation and amortization	(966,982)	(999,909)
Total real estate investments, net	3,810,624	4,622,033
Assets held for sale	49,654	17,406
Assets related to discontinued operations (Note 3)	348	1,816,131
Cash and cash equivalents	180,114	159,698
Restricted cash	13,949	64,510
Derivative assets, at fair value (Note 10)	7	2,471
Unbilled straight-line rent	72,919	89,804
Operating lease right-of-use asset (Note 13)	63,362	66,163
Prepaid expenses and other assets	60,415	51,504
Multi-tenant disposition receivable, net (Note 3)	27,934	—
Deferred tax assets	5,167	4,866
Goodwill	45,898	51,370
Deferred financing costs, net	16,812	9,808
Total Assets	$4,347,203	$6,955,764

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 6)	$1,264,604	$1,768,608
Revolving credit facility (Note 7)	324,165	1,390,292
Senior notes, net (Note 8)	928,169	906,101
Acquired intangible lease liabilities, net	17,501	24,353
Derivative liabilities, at fair value (Note 10)	5,298	3,719
Accounts payable and accrued expenses	43,821	52,878
Operating lease liability (Note 13)	41,429	40,080
Prepaid rent	28,254	13,571
Deferred tax liability	17,796	5,477
Dividends payable	11,718	11,909
Real estate liabilities held for sale (Note 5)	60	—
Liabilities related to discontinued operations (Note 3)	890	551,818
Total Liabilities	2,683,705	4,768,806
Commitments and contingencies (Note 12)	—	—
Stockholders’ Equity (Note 11):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of December 31, 2025 and 2024	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 shares issued and outstanding as of December 31, 2025 and 2024	47	47
7.500% Series D cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 7,933,711 shares authorized, issued and outstanding as of December 31, 2025 and 2024	79	79
7.375% Series E cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 4,595,175 shares authorized, issued and outstanding as of December 31, 2025 and 2024	46	46
Common stock, $0.01 par value, 400,000,000 shares authorized, 216,016,247 and 231,051,139 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3,490	3,640
Additional paid-in capital	4,249,018	4,359,264
Accumulated other comprehensive income (loss)	22,169	(25,844)
Accumulated deficit	(2,611,419)	(2,150,342)
Total Stockholders’ Equity	1,663,498	2,186,958
Total Liabilities and Equity	$4,347,203	$6,955,764

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue from tenants	$495,286	$569,793	$445,761

Expenses:
Property operating	51,206	64,324	44,421
Operating fees to related parties	—	—	28,283
Impairment charges	157,532	90,310	68,684
Merger, transaction and other costs	6,662	6,022	54,417
Settlement costs	—	—	29,727
General and administrative	52,753	52,358	37,202
Equity-based compensation	12,514	8,931	17,297
Depreciation and amortization	191,189	216,820	179,351
Goodwill impairment	7,134	—	—
Total expenses	478,990	438,765	459,382
Operating income (loss) before gain (loss) on dispositions of real estate investments	16,296	131,028	(13,621)
Gain (loss) on dispositions of real estate investments	94,687	57,091	(1,672)
Operating income (loss)	110,983	188,119	(15,293)
Other income (expense):
Interest expense	(194,718)	(255,685)	(158,347)
Loss on extinguishment and modification of debt	(11,222)	(15,877)	(1,221)
(Loss) gain on derivative instruments	(10,676)	4,203	(3,691)
Unrealized (losses) gains on undesignated foreign currency advances and other hedge ineffectiveness	(12,644)	3,249	—
Other income	4,331	1,075	1,809
Total other expense, net	(224,929)	(263,035)	(161,450)
Net loss before income tax	(113,946)	(74,916)	(176,743)
Income tax expense	(21,801)	(4,445)	(14,475)
Loss from continuing operations	(135,747)	(79,361)	(191,218)
Loss from discontinued operations	(89,710)	(52,211)	(20,692)
Net loss	(225,457)	(131,572)	(211,910)
Preferred stock dividends	(43,743)	(43,744)	(27,438)
Net loss attributable to common stockholders	$(269,200)	$(175,316)	$(239,348)

Basic and Diluted Loss Per Common Share:
Net loss per share from continuing operations	$(0.81)	$(0.54)	$(1.57)
Net loss per share from discontinued operations	(0.40)	(0.22)	(0.14)
Net loss per share attributable to common stockholders — Basic and Diluted	$(1.21)	$(0.76)	$(1.71)
Weighted Average Common Shares Outstanding:
Basic	223,255,282	230,440,385	142,584,332
Diluted	223,255,282	230,440,385	142,584,332

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(225,457)	$(131,572)	$(211,910)

Other comprehensive income (loss)
Cumulative translation adjustment	46,178	(5,029)	7,015
Designated derivatives, fair value adjustments	1,835	(6,719)	(22,258)
Other comprehensive income (loss)	48,013	(11,748)	(15,243)

Comprehensive loss	(177,444)	(143,320)	(227,153)

Preferred stock dividends	(43,743)	(43,744)	(27,438)

Comprehensive loss attributable to common stockholders	$(221,187)	$(187,064)	$(254,591)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2025, 2024 and 2023
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

GLOBAL NET LEASE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2025, 2024 and 2023
(In thousands, except share data)

Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	(6,719)	—	(6,719)	—	(6,719)
Exchange of Class A Units for Common Stock	—	—	—	—	—	—	—	—	115,857	1	1,259	—	—	1,260	(1,260)	—
Balance, December 31, 2024	6,799,467	68	4,695,887	47	7,933,711	79	4,595,175	46	231,051,139	3,640	4,359,264	(25,844)	(2,150,342)	2,186,958	—	2,186,958
Common stock repurchases, net	—	—	—	—	—	—	—	—	(15,434,195)	(154)	(120,125)	—	—	(120,279)	—	(120,279)
Dividends declared:														—		—
Common Stock, $0.845 per share	—	—	—	—	—	—	—	—	—	—	—	—	(191,877)	(191,877)	—	(191,877)
Series A Preferred Stock, $1.81 per share	—	—	—	—	—	—	—	—	—	—	—	—	(12,324)	(12,324)	—	(12,324)
Series B Preferred Stock $1.72 per share	—	—	—	—	—	—	—	—	—	—	—	—	(8,072)	(8,072)	—	(8,072)
Series D Preferred Stock, $1.88 per share	—	—	—	—	—	—	—	—	—	—	—	—	(14,876)	(14,876)	—	(14,876)
Series E Preferred Stock, $1.84 per share	—	—	—	—	—	—	—	—	—	—	—	—	(8,471)	(8,471)	—	(8,471)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	451,786	5	11,684	—	—	11,689	—	11,689
Common shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(52,483)	(1)	(1,805)	—	—	(1,806)	—	(1,806)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(225,457)	(225,457)	—	(225,457)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	46,178	—	46,178	—	46,178
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	1,835	—	1,835	—	1,835
Balance, December 31, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	216,016,247	$3,490	$4,249,018	$22,169	$(2,611,419)	$1,663,498	$—	$1,663,498

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(225,457)	$(131,572)	$(211,910)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	132,883	176,209	121,313
Amortization of intangibles	88,067	173,734	100,958
Amortization of deferred financing costs	9,627	9,980	8,622
Amortization of discounts on mortgages and senior notes	46,042	68,591	18,916
Amortization of below-market lease liabilities	(6,121)	(11,634)	(5,865)
Amortization of above-market lease assets	8,438	17,964	10,582
Amortization related to right-of-use assets	1,310	1,173	886
Amortization of lease incentives	2,076	1,243	861
Unbilled straight-line rent	(5,538)	(19,150)	(10,396)
Equity-based compensation	12,514	8,931	17,297
Unrealized losses (gains) losses on foreign currency transactions, derivatives, and other	6,268	(3,418)	7,286
Unrealized losses (gains) on undesignated foreign currency advances and other hedge ineffectiveness	12,644	(3,249)	—
Net loss on multi-tenant disposition receivable	17,473	—	—
Loss on extinguishment and modification of debt	26,320	15,877	1,221
(Gain) loss on dispositions of real estate investments	(43,283)	(57,015)	1,672
Lease incentive and commission payments	(9,090)	(7,760)	(2,777)
Impairment charges	157,532	90,410	68,684
Goodwill impairment	7,134	—	—
Settlement and consulting costs paid with common stock	—	—	21,889
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	4,224	6,207	7,604
Deferred tax assets	(163)	428	(2,213)
Accounts payable and accrued expenses	(30,366)	(22,184)	(9,636)
Prepaid rent	(480)	(15,536)	(682)
Deferred tax liability	10,736	241	(569)
Net cash, cash equivalents and restricted cash provided by operating activities	222,790	299,470	143,743
Cash flows from investing activities:
Investment in real estate and real estate related assets	—	—	(134,101)
Cash used in business combination, net of cash acquired	—	—	(451,384)
Capital expenditures	(33,386)	(45,628)	(47,296)
Net proceeds from dispositions of real estate investments	1,757,068	803,412	80,882
Cash received from multi-tenant disposition receivable	81,196	—	—
Proceeds from insurance claims	—	2,117	—
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	1,804,878	759,901	(551,899)
Cash flows from financing activities:
Borrowings under revolving credit facilities	1,249,496	486,262	1,054,945
Repayments on revolving credit facilities	(2,388,876)	(808,620)	—
Proceeds from mortgage notes payable	—	317,527	—
Principal payments on mortgage notes payable	(546,467)	(649,689)	(340,444)
Penalties and charges related to repayments and early repayments of debt	(4,602)	(15,877)	(986)
Common shares repurchased upon vesting of restricted stock	(1,805)	(1,038)	(1,188)
Repurchases of Common Stock, net	(120,279)	—	—
Common Stock issuance costs	—	—	(138)
Payments of financing costs	(15,288)	(7,605)	(6,750)
Dividends paid on Common Stock	(192,061)	(272,435)	(206,994)
Dividends paid on Series A Preferred Stock	(12,324)	(12,324)	(12,324)
Dividends paid on Series B Preferred Stock	(8,072)	(8,072)	(8,072)
Dividends paid on Series D Preferred Stock	(14,876)	(14,876)	(3,718)
Dividends paid on Series E Preferred Stock	(8,471)	(8,472)	(2,118)
Distributions to non-controlling interest holders	—	(137)	(3,204)
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(2,063,625)	(995,356)	469,009
Net change in cash, cash equivalents and restricted cash	(35,957)	64,015	60,853
Effect of exchange rate changes on cash	5,812	(2,206)	(2,899)
Cash, cash equivalents and restricted cash at beginning of period	224,208	162,399	104,445
Cash, cash equivalents and restricted cash at end of period	$194,063	$224,208	$162,399

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents, end of period	$180,114	$159,698	$121,566
Restricted cash, end of period	13,949	64,510	40,833
Cash, cash equivalents and restricted cash, end of period	$194,063	$224,208	$162,399

Supplemental Disclosures:
Cash paid for interest	$168,941	$249,055	$136,510
Cash paid for income taxes	$10,498	$13,125	$12,500

Non-Cash Activity:
RTL mortgages assumed in business combination	$—	$—	$1,740,232
Discount on mortgages assumed in business combination	$—	$—	$(152,777)
RTL senior notes assumed in business combination	$—	$—	$500,000
Discount on senior notes assumed in business combination	$—	$—	$(113,750)
Equity issued in business combination	$—	$—	$1,617,015
Mortgages assumed by the buyer as part of consideration for dispositions of real estate	$466,274	$—	$—
Loss on extinguishment and modification of debt	$21,718	$—	$235
Accrued capital expenditures	$—	$333	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 1 — Organization
Global Net Lease, Inc. (the “Company”) is an internally managed real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global diversified portfolio of strategically located commercial real estate properties.
During the six months ended June 30, 2025, the Company completed the sale of 99 of its multi-tenant retail properties to RCG Venture Holdings, LLC (“RCG”) (the “Multi-Tenant Retail PSA”). Under the Multi-Tenant Retail PSA, the Company agreed to sell 100 multi-tenant retail properties (the “Multi-Tenant Retail Portfolio”) to RCG (the “Multi-Tenant Retail Disposition”), however the tenant at one property, which was part of the Multi-Tenant Retail Portfolio, exercised its right of first refusal and decided to purchase the property from the Company.
The results of operations of the Multi-Tenant Retail Portfolio are currently reported as part of discontinued operations (see Note 2 — Summary of Significant Accounting Policies and Note 3 — Multi-Tenant Retail Disposition for additional information).
As of December 31, 2025, the Company owned 820 properties (all references to number of properties, square footage and industry types are unaudited) consisting of 40.7 million rentable square feet, which were 97% leased, with a weighted-average remaining lease term of 6.1 years. Based on the percentage of annualized rental income on a straight-line basis as of December 31, 2025, approximately 74% of the Company’s properties were located in the U.S. and Canada and approximately 26% were located in Europe. In addition, as of December 31, 2025, the Company’s portfolio was comprised of 46% Industrial & Distribution properties, 27% Retail properties and 27% Office properties. The percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of December 31, 2025. The straight-line rent includes amounts for tenant concessions.
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
Entry into the Multi-Tenant Retail PSA to sell the Multi-Tenant Retail Portfolio to RCG (as discussed above) represented a strategic shift in the Company’s business which initially met the held-for-sale and discontinued operations accounting criteria as of March 31, 2025 and continued to do so as of December 31, 2025. Accordingly, the Company is separately reporting the results of these properties as discontinued operations in its consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 and is presenting the related assets and liabilities separately in its consolidated balance sheets as of December 31, 2025 and 2024 (see Note 3 — Multi-Tenant Retail Disposition for additional information on the Multi-Tenant Retail Disposition). The financial statements and the footnotes to the financial statements have been updated to conform to the discontinued operations presentations, including the reclassification of certain prior period amounts where applicable, as summarized in Note 3 — Multi-Tenant Retail Disposition. Additionally, certain other prior-period amounts have been recasted to conform with the current presentation, where applicable.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the non-cancelable term of the lease. Because many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants, unbilled rents receivable that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. As of December 31, 2025 and 2024, the Company’s cumulative straight-line rents receivable in the consolidated balance sheets was $72.9 million and $89.8 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company’s revenue from tenants included impacts of unbilled rental revenue of $3.0 million, $11.8 million and $8.1 million, respectively, to adjust contractual rent to straight-line rent.
For new leases after acquisition of a property, the commencement date is considered to be the date the lease is executed and the tenant has access to the space. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation for all leases in place at the time of acquisition. In the Company’s Industrial & Distribution, Retail and Office segments, in addition to base rent, the Company’s lease agreements generally require tenants to pay for their property operating expenses or reimburse the Company for property operating expenses that the Company incurs (primarily insurance costs and real estate taxes). However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by the Company. Prior to the Multi-Tenant Retail Disposition, the Company owned, managed and leased 100 multi-tenant properties where the Company generally paid for the property operating expenses for those properties and most of the Company’s tenants were required to pay their pro rata share of property operating expenses. Under ASC 842, the Company elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company reflected them on a net basis. As noted above, the results of these 100 properties are being reported within discontinued operations in the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.
The following table presents future minimum base rental cash payments due to the Company over the next five calendar years and thereafter as of December 31, 2025. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments (1)
2026	$390,933
2027	356,309
2028	325,646
2029	272,931
2030	211,256
Thereafter	867,674
Total	$2,424,749
(1) Assumes exchange rates of £1.00 to $1.35 for British Pounds Sterling (“GBP”), €1.00 to $1.17 for Euro (“EUR”) and C$1.00 to $0.73 as of December 31, 2025 for Canadian Dollar (“CAD”) for illustrative purposes, as applicable.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
In accordance with the lease accounting rules, the Company records uncollectible amounts as reductions in revenue from tenants. Amounts recorded as reductions of revenue during the years ended December 31, 2025, 2024 and 2023 totaled $2.6 million, $3.4 million and $3.5 million, respectively.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
At the time an asset is acquired, the Company evaluates the inputs, processes and outputs of the asset acquired to determine if the transaction is a business combination or an asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets. See “Purchase Price Allocation” below for a discussion of the initial accounting for investments in Real Estate.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company’s operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. As discussed above, the Multi-Tenant Retail Portfolio is presented as discontinued operations as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 (see Note 3 — Multi-Tenant Retail Disposition for additional information).
Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. As of December 31, 2025, the Company determined that six properties qualified for held for sale treatment and as of December 31, 2024 the Company determined that 13 properties, all of which were acquired in the REIT Merger, qualified for held for sale treatment (see Note 5 — Real Estate Investments, Net for additional information).
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases, and above- and below- market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. Other than the Mergers which were accounted for as a business combination (see Note 1 — Organization and Note 4 — The Mergers), all of the other acquisitions during the year ended December 31, 2023 were asset acquisitions. There were no acquisitions during the years ended December 31, 2025 or 2024.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Accounting for Leases
Lessor Accounting
In accordance with the lease accounting standard, all of the Company’s leases as lessor prior to adoption of ASC 842 were accounted for as operating leases and the Company continued to account for them as operating leases under the transition guidance. The Company evaluates new leases originated after the adoption date (by the Company or by a predecessor lessor/owner) pursuant to the new guidance where a lease for some or all of a building is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than major part of remaining economic useful life of the asset (e.g., equal to or greater than 75%), if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or if the asset so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of December 31, 2025, the Company had no leases as a lessor that would be considered as sales-type leases or financings.
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
For additional information on the Company’s leases as lessor, see Note 13 - Leases.
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease may now be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction (see Note 13 — Leases for additional information and disclosures related to the Company’s operating leases).
The Company is the lessee under certain land leases which were previously classified prior to adoption of lease accounting and will continue to be classified as operating leases under transition elections unless subsequently modified, as well as land leases and other operating leases. These leases are reflected on the balance sheet as right of use assets and operating lease liabilities and the rent expense is reflected on a straight-line basis over the lease term.
Impairment
The Company assesses each of its real estate properties for indicators of impairment quarterly or when circumstances indicate that the property may be impaired. When indicators of potential impairment are present that suggest that the carrying amounts may not be recoverable, the Company assesses the recoverability by determining whether the carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
disposition over an estimated hold period of ten years in most cases. If the Company believes there is a significant possibility that it might dispose of the assets earlier, it assesses the recoverability using a probability weighted analysis of the estimated undiscounted future cash flows over the various possible holding periods. The estimation of undiscounted future cash flows is subjective and is based on various assumptions, including but not limited to market rental rates, capitalization rates, and hold periods. If a recoverability assessment indicates that the carrying value of the real estate investment is not recoverable from the estimated undiscounted future cash flows, the Company will record an impairment to the extent that the carrying value of the property exceeds its estimated fair value.
Fair values are estimated based on contract prices for properties to be disposed, discounted cash flows or market comparable transactions. The estimation of future discounted cash flows is subjective and is based on various assumptions, including but not limited to market rental rates, capitalization rates, hold periods, and discount rates. Determining the appropriate capitalization or discount rate requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality and location of the real estate property.
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
Deferred leasing commissions are recorded over the terms of the related leases. The amortization expense related to leasing commissions incurred from third parties are recorded in depreciation and amortization. Prior to the Mergers (as defined on Note 4 — The Mergers), amortization expense related to leasing commissions incurred from Global Net Lease Advisors, LLC (the “Advisor”) were recorded within operating fees to related parties in the consolidated statements of operations. As a result of the Mergers, the Company no longer pays any leasing commissions to the former Advisor.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. Deposits in the U.S. and other countries where we have deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) in the U.S., Financial Services Compensation Scheme (“FSCS”) in the United Kingdom, Duchy Deposit Guarantee Scheme

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(“DDGS”) in Luxembourg and by similar agencies in the other countries, up to insurance limits. The Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland, France and The Netherlands totaling $180.1 million at December 31, 2025, of which $106.0 million, $27.8 million and $28.1 million are currently in excess of amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. At December 31, 2024, the Company had deposits in the U.S., United Kingdom, Luxembourg, Germany, Finland and The Netherlands totaling $159.7 million, of which $88.0 million, $30.1 million and $23.5 million were in excess of the amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. Although the Company bears risk to amounts in excess of those insured, losses are not anticipated.
Restricted Cash
Restricted cash primarily consists of debt service and real estate tax reserves. The Company had restricted cash of $13.9 million and $64.5 million as of December 31, 2025 and 2024, respectively. As of December 31, 2024, the Company had $8.4 million of cash held as collateral for two of its properties which were sold in the fourth quarter of 2024.
Multi-Tenant Disposition Receivable, Net
At the time of the Closings (as defined in Note 3 — Multi-Tenant Retail Disposition), the Company recorded receivables for the expected consideration to be received from RCG, which comprise the multi-tenant disposition receivable, net. As part of the portfolio sold, there were leases that had not yet commenced at the time of the Closings. As part of the Multi-Tenant Retail Disposition, the Company agreed to receive proceeds attributed to each of those leases when the respective tenants move to open and operating status. The multi-tenant disposition receivable, net was recorded at fair value and classified as Level 3 of the fair value hierarchy. In calculating the fair value, the Company’s methodology applied probability weighting, using a range of probabilities, relating to the likelihood of the tenants moving to open and operating status, and a discount rate. For additional details related to the multi-tenant disposition receivable, net, see Note 3 —Multi-Tenant Retail Disposition and Note 9 — Fair Value of Financial Instruments.
Goodwill
The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. The First Closing (as defined in Note 3 — Multi-Tenant Retail Disposition) of the Multi-tenant Retail Disposition was considered a triggering event, requiring the Company to perform a reassessment of the Multi-Tenant Retail segment’s goodwill as of March 31, 2025 since all of the segment’s properties (with the exception of one) were expected to be, and were ultimately, sold by the end of the second quarter of 2025 as part of the Multi-Tenant Retail Disposition. Based on this assessment, the Company determined that goodwill was impaired and recorded an impairment charge of $7.1 million in the first quarter of 2025, which represented a write off of the entire segment’s goodwill. This amount is presented in the goodwill impairment line item of the consolidated statement of operations for the year ended December 31, 2025.
The Company also performed its annual impairment evaluation during the fourth quarter of 2025 to determine whether it was more likely than not that the fair value of each of its reporting units was less than their carrying value. For purposes of this assessment, an operating segment is a reporting unit. Based on this assessment, the Company determined that no additional goodwill was impaired as of December 31, 2025.
The Company will continue to assess for triggering events. A triggering event is an occurrence or circumstance that indicates it is more likely than not that goodwill may be impaired. In such cases, an interim impairment test is required before the next annual evaluation. Should any triggering event occur, the Company would evaluate the carrying value of its goodwill by segment through an impairment test. If impairment is warranted, the charge would be recorded through the consolidated statement of operations as a reduction to earnings.
Derivative Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts to hedge all or a portion of the interest rate risk associated with its borrowings. In addition, all foreign currency denominated borrowings under the Company’s Revolving Credit Facility (as defined in Note 7 - Revolving Credit Facility) are designated as net investment hedges. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in the Company’s functional currency, the USD. The Company enters into derivative financial instruments in an effort to protect the value or fix the amount of certain obligations in terms of the applicable obligation’s functional currency.
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
December 31, 2025
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
Deferred Financing Costs, Net
Deferred financing costs, net are costs associated with the Revolving Credit Facility (as defined in Note 7 — Revolving Credit Facility) and consist of commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
The Company has historically issued restricted shares of Common Stock (“Restricted Shares”), restricted stock units in respect of shares of Common Stock (“RSUs”), and performance stock units (“PSUs”). Also, although none remain outstanding as of December 31, 2025 or 2024, the Company historically had issued long-term incentive plan units of limited partner interest in the OP (“GNL LTIP Units”). For additional information on all of the equity-based compensation awards issued by the Company, see Note 15 — Equity-Based Compensation.
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
December 31, 2025
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
For addition details related to the Company’s income tax expense, as well as recorded deferred tax assets and liabilities, see Note 18 — Income Taxes.
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
Per Share Data
The Company calculates basic earnings per share of its $0.01 par value per share common stock (“Common Stock”) by dividing net income (loss) for the period by weighted-average shares of its Common Stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments such as unvested RSUs, Restricted Shares and PSU’s, based on the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (see Note 16— Earnings Per Share).
Reportable Segments
The Company determined that it has three reportable segments based on property type: (1) Industrial & Distribution, (2) Retail and (3) Office (see Note 17 — Segment Reporting for additional information).
Noncontrolling Interests
The noncontrolling interests as of December 31, 2023 and 2022 represents the portion of the equity in the OP that is not owned by the Company. Noncontrolling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net loss attributable to non-controlling interests on the consolidated statements of operations and comprehensive loss. Noncontrolling interests are allocated a share of net income or loss based on their share of equity ownership. The Company did not allocate any net loss to non-controlling interests as the amount was not significant. In

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
December 2024, the holder of the Company’s Class A Units exchanged all of the Class A Units for an equal amount of shares of Common Stock, and as a result the Company no longer had any noncontrolling interest as of December 31, 2025 or 2024.
Recently Issued Accounting Pronouncements
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
Adopted as of December 31, 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The new standard expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. Public entities must apply the new standard to annual periods beginning after December 15, 2024. The Company adopted the new guidance in this Form 10-K for the year ended December 31, 2025 on a prospective basis and it did not have an impact on its consolidated financial statements as the provisions are related to disclosure only.
Pending Adoption as of December 31, 2025
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) — Hedge Accounting Improvements. The update provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness, and clarifications related to hedging non-financial items. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
Note 3 — Multi-Tenant Retail Disposition
During 2025, the Company completed the Multi-Tenant Retail Disposition. The contract sale price of approximately $1.780 billion for the Multi-Tenant Retail Disposition is subject to various adjustments, some of which pertain to leases that the Company has negotiated, which were not finalized as of the signing of the Multi-Tenant Retail PSA or as of the time of the Closings. The closings occurred in the following stages (collectively, the “Closings”):
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The Company recorded a loss on sale of $51.4 million for the year ended December 31, 2025, related to the Multi-Tenant Retail Disposition. This amount is recorded in loss from discontinued operations in the Company’s consolidated statement of operations for the year ended December 31, 2025. The consideration paid to the Company for the Second Closing and Third Closing included the assumption of two mortgages by RCG. The amount of principal assumed by RCG for these mortgages was $256.3 million and $210.0 million, respectively (see Note 6 — Mortgage Notes Payable, Net for additional information).
Discontinued Operations
As described in more detail in Note 2 — Summary of Significant Accounting Policies, entry into the Multi-Tenant Retail PSA represented a strategic shift in the Company’s business which initially met the held-for-sale and discontinued operations accounting criteria as of March 31, 2025 and continued to do so as of December 31, 2025. In connection with this transaction, the Company recorded receivables for the expected consideration (collectively, the “Multi-Tenant Disposition Receivable”) to be received by the Company from RCG for leases in process at the time of, and specifically related to the Closings (see the “Multi-Tenant Disposition Receivable, Net” section below for additional information).
The following table presents the assets and liabilities associated with the Multi-Tenant Retail Portfolio. As of December 31, 2024, this includes assets and liabilities associated with the entire Multi-Tenant Retail Disposition, which includes the one property which was sold to the tenant who exercised its right of first refusal. As of December 31, 2025, this includes any remaining asset and liability balances that are expected to be settled over time, however, all 100 properties related to the Multi-Tenant Retail Disposition were sold as of June 30, 2025 and therefore are not included in the December 31, 2025 balances below:

	December 31,
(in thousands)	2025	2024
ASSETS
Land	$—	$369,829
Buildings, fixtures and improvements	—	1,172,804
Construction in progress	—	986
Acquired intangible lease assets	—	362,370
Total real estate investments, at cost	—	1,905,989
Less accumulated depreciation and amortization	—	(164,720)
Total real estate investments, net	—	1,741,269
Cash	—	—
Restricted cash	—	—
Unbilled straight line rent	—	9,697
Operating lease right-of-use asset	—	8,107
Prepaid expenses and other assets	348	57,058
Assets related to discontinued operations	$348	$1,816,131

LIABILITIES
Mortgage notes payable, net	$—	$453,098
Acquired intangible lease liabilities, net	—	52,447
Accounts payable and accrued expenses	890	22,857
Operating lease liability	—	8,253
Prepaid rent	—	15,163
Liabilities related to discontinued operations	$890	$551,818

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The operating results of the Multi-Tenant Retail Portfolio were as follows for the periods noted:

	Year Ended December 31,
(In thousands)	2025 (1)	2024 (2)	2023 (3)
Revenue from tenants	$76,637	$235,217	$69,309

Expenses:
Property operating	26,046	78,173	23,418
Impairment charges	—	100	—
Merger, transaction and other costs	85	4	75
General and administrative	2,665	5,376	2,985
Depreciation and amortization	29,762	133,123	42,920
Total expenses	58,558	216,776	69,398
Operating income (loss) before loss on dispositions of real estate investments	18,079	18,441	(89)
Loss on dispositions of real estate investments	(51,404)	(76)	—
Operating (loss) gain of discontinued operations	(33,325)	18,365	(89)
Other income (expense):
Interest expense (4)	(23,832)	(71,247)	(21,064)
Loss on extinguishment and modification of debt (5)	(15,098)	—	—
(Loss) gain on derivative instruments	(17,475)	26	—
Other income	20	645	461
Total other expense, net	(56,385)	(70,576)	(20,603)
Net loss before income tax	(89,710)	(52,211)	(20,692)
Income tax expense	—	—	—
Loss from discontinued operations	$(89,710)	$(52,211)	$(20,692)
_______
(1) Includes (i) the results of the 59 properties included in the First Closing through March 25, 2025. (ii) the results of the 28 properties included in the Second Closing through June 10, 2025, (iii) the results of the 12 properties included in the Third Closing through June 18, 2025, and (iv) the results of the one property, which was sold to the tenant who exercised its right of first refusal, through June 30, 2025.
(2) Includes a full year of operations for the Multi-Tenant Retail Portfolio.
(3) Includes the results of the Multi-Tenant Retail Portfolio from September 13, 2023 (the date of the REIT Merger (as defined in Note 4 — The Mergers )) through December 31, 2023.
(4) Interest expense is comprised of interest on the Company’s Prior Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) and interest from the two mortgages that were assumed by RCG in the Multi-Tenant Retail Disposition. The Company calculated interest expense consistently in both periods and, for the Prior Revolving Credit Facility, used the amount of the Prior Revolving Credit Facility that would have been required to be paid back upon removal of the Multi-Tenant Retail Portfolio from the borrowing base, multiplied by the weighted-average interest rate of the Prior Revolving Credit Facility.
(5) Primarily represents the acceleration of the unamortized discount on one of the mortgages that were assumed by RCG.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The cash flows related to the Multi-Tenant Retail Portfolio have not been segregated and are included in the consolidated statements of cash flows. The following table presents certain cash flow information for the Multi-Tenant Retail Portfolio:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Depreciation	$9,701	$38,708	$11,182
Amortization of intangibles	20,061	94,415	31,738
Amortization of discounts on mortgages	2,376	5,312	1,782
Amortization of below-market lease liabilities	(1,679)	(7,184)	(2,035)
Amortization of above-market lease assets	1,922	8,803	2,656
Unbilled straight-line rent	2,496	7,394	2,297
Loss from embedded derivative feature of multi-tenant disposition receivable	17,473	—	—
Loss on extinguishment of debt	15,098	—	—
Cash proceeds - multi-tenant disposition receivable	81,196	—	—
Net proceeds from the Multi-Tenant Retail Disposition	1,093,432	—	—
Multi-Tenant Disposition Receivable, Net
The multi-tenant disposition receivable, net had a balance of $27.9 million as of December 31, 2025 and is recorded at fair value and is comprised of a gross receivable of $44.7 million and a net adjustment to fair value of $16.7 million. In calculating the fair value, the Company’s methodology applied probability weighting, using a range of probabilities from 0% to 100% for the likelihood of the tenants moving to open and operating status and in addition applied a discount rate of 9.5%, where applicable. This receivable is classified as Level 3 of the fair value hierarchy due to the use of unobservable inputs (see Note 9 — Fair Value of Financial Instruments for additional information) and it represents the full potential amount to be received less the fair value of the embedded derivative ascribed to the potential variability of these commencements. This feature is marked to market each period with changes in value being recorded through earnings. During the year ended December 31, 2025, the Company resolved contingencies associated with potential commencements and obtained new facts and circumstances associated with certain other ongoing leases. As a result, the Company adjusted the fair value of the embedded derivative to account for those resolutions, which resulted in a loss of $17.5 million for the year ended December 31, 2025. This amounts are presented as part of discontinued operations in the consolidated statements of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 4 — The Mergers
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
•The Company issued Class A Units (adjusted for the Exchange Ratio) to the previous holder of RTL Class A Units (see table below for details).
The Internalization Merger
Pursuant to the terms and conditions of the Agreement and Plan of Merger dated May 23, 2023 (the “Internalization Merger Agreement”) to internalize the advisory and property management functions of the combined companies, on the Acquisition Date, (i) GNL Advisor Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into the former Advisor, with the former Advisor continuing in existence; (ii) GNL PM Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into Global Net Lease Properties, LLC (“Property Manager”), with the Property Manager continuing in existence; (iii) RTL Advisor Merger Sub LLC merged with and into Necessity Retail Advisors, LLC (“RTL Advisor”), with RTL Advisor continuing in existence; and (iv) RTL PM Merger Sub LLC, a wholly-owned subsidiary of the OP merged with and into Necessity Retail Properties, LLC (“RTL Property Manager”), with RTL Property Manager continuing in existence (collectively, the Internalization Merger). As a result of the consummation of the Internalization Merger, the advisory agreements were terminated for both the Company and RTL and the Company assumed both of the Company’s and RTL’s property management agreements and the Company was no longer externally managed. The Company internalized these functions with its own dedicated workforce (see Note 14 — Related Party Transactions and Arrangements for additional information on the Internalization Merger).
As consideration for the Internalization Merger, the Company issued 29,614,825 shares of its Common Stock valued in the aggregate at $325.0 million to AR Global Investments, LLC (“AR Global”) and paid cash in an amount equal to $50.0 million to AR Global. The number of shares issued in respect of the Internalization Merger was valued based on the Company’s 5-day volume-weighted average price as of market close on May 11, 2023 of $10.97 per share of Common Stock. The Company registered these shares for resale under the Securities Act, pursuant to the terms and conditions (including limitations) thereof.
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
December 31, 2025
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
___________
(1)Includes RTL LTIP Units earned and converted to RTL Class A Common Stock and certain vested shares of RTL Restricted Shares, both of which occurred prior to the Acquisition Date (see Note 15 — Equity-Based Compensation).
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
December 31, 2025
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

Goodwill
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Mergers includes the expected synergies and other benefits that we believe will result from the Internalization Merger and any intangible assets that do not qualify for separate recognition. Goodwill is not amortized and the Company has allocated the goodwill to its segments (see Note 17 — Segment Reporting for additional details).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Impact of Acquisition
The following table presents information for RTL that is included in the Company’s consolidated statements of income from the Acquisition Date through the year ended December 31, 2023:

(In thousands)	RTL’s Operations Included in GNL’s Results
Revenue from tenants	$63,197
Net loss	$(22,735)
Pro Forma Information (Unaudited)
The following table presents unaudited supplemental pro forma information as if the Mergers had occurred on January 1, 2022 for the year ended December 31, 2023. The unaudited supplemental pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Mergers had taken place on January 1, 2022, nor is it indicative of the results of operations for future periods.

(In thousands)	Year Ended December 31,
2023
Pro Forma Revenue from tenants	$653,271
Pro Forma Net loss	$(347,046)

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 5 — Real Estate Investments, Net
Property Acquisitions
The following table presents the allocation of the assets acquired and liabilities assumed during the year ended December 31, 2023, in the case of assets located outside of the United States, based on the applicable exchange rate at the time of purchase. With the exception of the Mergers, which was treated as a business combination (see Note 4 — The Mergers), all other acquisitions were considered asset acquisitions for accounting purposes. There were no acquisitions during the years ended December 31, 2025 or 2024.

	Year Ended December 31,
(Dollar amounts in thousands)	2023
	Business Combination	Asset Acquisitions	Total
Real estate investments, at cost:
Land	$955,582	$9,541	$965,123
Buildings, fixtures and improvements	2,527,159	73,150	2,600,309
Total tangible assets	3,482,741	82,691	3,565,432
Acquired intangible lease assets:
In-place leases	581,430	9,231	590,661
Above-market lease assets	67,768	40,964	108,732
Below-market lease liabilities	—	—	—
Total intangible assets and liabilities	649,198	50,195	699,393
Cash	64,616	—	64,616
Right-of-use asset	26,417	1,426	27,843
Prepaid expenses and other assets	59,160	—	59,160
Goodwill	30,457	—	30,457
Total assets acquired	4,312,589	134,312	4,446,901
Liabilities Assumed:
Mortgage note payable	1,587,455	—	1,587,455
Senior notes, net	386,250	—	386,250
Acquired intangible lease liabilities	76,685	211	76,896
Accounts payable and accrued expenses	84,368	—	84,368
Operating lease liabilities	26,377	—	26,377
Prepaid rent	18,439	—	18,439
Total liabilities assumed	2,179,574	211	2,179,785
Equity issued in acquisitions	1,617,015	—	1,617,015
Cash paid for acquired real estate investments	$516,000	$134,101	$650,101
Number of properties purchased	989	9	998

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table summarizes the acquisition by property type, listed by reportable segment, during the year ended December 31, 2023:

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
During the years ended December 31, 2025, 2024 and 2023, the Company wrote off certain intangibles related to properties that were evaluated for impairments. For additional information on the write off of intangibles, see the “Intangible Lease Assets and Lease Liabilities” section below.
Impairment Charges
Year Ended December 31, 2025
The Company recorded aggregate impairment charges of $157.5 million during the year ended December 31, 2025, comprised of the following:
•During the three months ended December 31, 2025, the Company determined that six of its properties (two of which were located in the U.S., three located in the U.K. and one located in Europe) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties, and as a result, the Company recorded an impairment charge of approximately $32.0 million.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Dispositions
During the year ended December 31, 2025, the Company sold 200 properties (19 Industrial and Distribution properties, 170 Retail properties and 11 Office properties), not including the properties sold as part of the Multi-Tenant Retail Disposition (see Note 3 — Multi-Tenant Retail Disposition for additional information). As a result, the Company recorded a net gain of $94.7 million during the year ended December 31, 2025.
During the year ended December 31, 2024, the Company sold 178 properties (14 Industrial and Distribution properties, 146 Retail properties, 10 Office properties and 8 of the Company’s former Multi-Tenant properties), 164 of which were acquired in the REIT Merger. As a result, the Company recorded a net gain of approximately $57.1 million during the year ended December 31, 2024.
During the year ended December 31, 2023, the Company sold 11 Retail properties, 10 of which were acquired in the REIT Merger, and recorded a net loss of $1.7 million during the year ended December 31, 2023.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
As of December 31, 2025 and 2024, the Company evaluated its assets for held for sale classification. As of December 31, 2025, the Company determined that six properties qualified for held for sale treatment. As of December 31, 2024, the Company determined that 13 properties, all of which were acquired in the REIT Merger, qualified for held for sale treatment. Because these assets are considered held for sale, the operating results remain classified within continuing operations for all periods presented.
The following table details the major classes of the assets associated with the properties that the Company determined to be classified as held for sale as of December 31, 2025 and 2024:

	December 31,
(In thousands)	2025		2024
Real estate investments held for sale, at cost:
Land	$32,016		$4,574
Buildings, fixtures and improvements	21,694		11,658
Acquired intangible lease assets	1,290		1,627
Real estate assets held for sale, at cost	55,000		17,859
Less: accumulated depreciation and amortization	(5,346)		(453)
Real estate assets held for sale, net	$49,654		$17,406

Below-market leases	$72		$—
Less: accumulated amortization	(12)		—
Real estate liabilities held for sale, net	$60	0	$—
Intangible Lease Assets and Lease Liabilities
The Company recorded $11.0 million of impairment charges on its acquired intangible assets during the year ended December 31, 2025.
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
Acquired intangible lease assets and lease liabilities consist of the following:

	December 31, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount
Intangible assets:
In-place leases	$458,620	$244,896	$213,724	$614,959	$294,858	$320,101
Above-market leases	64,786	20,936	43,850	80,638	23,066	57,572
Total acquired intangible lease assets	$523,406	$265,832	$257,574	$695,597	$317,924	$377,673
Intangible liabilities:
Below-market leases	$36,593	$19,092	$17,501	$46,949	$22,596	$24,353
Total acquired intangible lease liabilities	$36,593	$19,092	$17,501	$46,949	$22,596	$24,353

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Projected Amortization for Intangible Lease Assets and Liabilities
The following table provides the weighted-average amortization periods as of December 31, 2025 for intangible assets and liabilities and the projected amortization expense and adjustments to revenues and property operating expense for the next five calendar years:

(In thousands)	Weighted-Average Amortization Years	2026	2027	2028	2029	2030
In-place leases	6.6	$42,671	$34,484	$28,693	$22,020	$15,308
Total to be included as an increase to depreciation and amortization		$42,671	$34,484	$28,693	$22,020	$15,308

Above-market lease assets	7.8	$5,920	$5,759	$5,647	$5,454	$4,760
Below-market lease liabilities	9.5	(2,372)	(2,126)	(2,001)	(1,619)	(995)
Total to be included as an increase (decrease) to revenue from tenants		$3,548	$3,633	$3,646	$3,835	$3,765
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis as of December 31, 2025 represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2025. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentrations
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis as of December 31, 2025, represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2025, 2024 and 2023. Michigan is included in the United States concentration amounts.

	December 31,
Country / U.S. State	2025	2024	2023
United States	73.0%	80.1%	79.7%
Michigan	12.5%	9.2%	8.4%
United Kingdom	10.0%	10.4%	11.1%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 6 — Mortgage Notes Payable, Net
In connection with the REIT Merger, the Company assumed all of RTL’s mortgage notes payable as of the Acquisition Date. Mortgage notes payable, net as of December 31, 2025 and 2024 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1), (2)		Effective Interest Rate	Interest Rate
Country	Portfolio		December 31, 2025	December 31, 2024			Maturity	Anticipated Repayment (3)
			(In thousands)	(In thousands)
Finland:	Finland Properties (4)	5	$86,878	$76,866	5.1%	Fixed/Variable	Jan. 2029	Jan. 2029
	Total EUR denominated	5	86,878	76,866

United States:	Penske Logistics	1	70,000	70,000	4.7%	Fixed	Nov. 2028	Nov. 2028
	Multi-Tenant Mortgage Loan I	8	129,949	162,580	4.4%	Fixed	Nov. 2027	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	Fixed	Feb. 2028	Feb. 2028
	Multi-Tenant Mortgage Loan III	7	98,500	98,500	4.9%	Fixed	Dec. 2028	Dec. 2028
	Multi-Tenant Mortgage Loan IV	14	77,798	90,111	4.6%	Fixed	May 2029	May 2029
	Multi-Tenant Mortgage Loan V	10	128,780	139,771	3.7%	Fixed	Oct. 2029	Oct. 2029
	2019 Class A-1 Net-Lease Mortgage Notes	63	94,202	105,859	3.8%	Fixed	May 2049	May 2026
	2019 Class A-2 Net-Lease Mortgage Notes	63	118,187	118,798	4.5%	Fixed	May 2049	May 2029
	2021 Class A-1 Net-Lease Mortgage Notes	41	45,267	49,362	2.2%	Fixed	May 2051	May 2028
	2021 Class A-2 Net-Lease Mortgage Notes	41	78,189	85,262	2.8%	Fixed	May 2051	May 2031
	2021 Class A-3 Net-Lease Mortgage Notes	30	34,997	34,997	3.1%	Fixed	May 2051	May 2028
	2021 Class A-4 Net-Lease Mortgage Notes	30	54,995	54,995	3.7%	Fixed	May 2051	May 2031
	Column Financial Mortgage Notes (5)	—	—	463,370	—%	Fixed	N/A	N/A
	Mortgage Loan II (6)	—	—	210,000	—%	Fixed	N/A	N/A
	Mortgage Loan III	22	33,400	33,400	4.1%	Fixed	Jan. 2028	Jan. 2028
	CMBS Loan (7)	—	—	260,000	—%	Fixed	N/A	N/A
	CMBS Loan II	20	237,000	237,000	5.8%	Fixed	Apr. 2029	Apr. 2029
	Total USD denominated	358	1,234,014	2,246,755
	Gross mortgage notes payable	363	1,320,892	2,323,621	4.4%
	Mortgages classified in discontinued operations:
	Mortgage Loan II (6)	—	—	(210,000)
	CMBS Loan (7)	—	—	(260,000)
	Gross mortgage notes payable (continuing operations)	363	1,320,892	1,853,621
	Mortgage discounts		(47,807)	(73,542)
	Deferred financing costs, net of accumulated amortization (8)		(8,481)	(11,471)
	Mortgage notes payable, net	363	$1,264,604	$1,768,608	4.4%
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
(4)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 1.4% plus 3-month Euribor and reflects the Euribor rate in effect as of December 31, 2025.
(5)This mortgage was repaid in May 2025, primarily using borrowings under the USD portion of the Company’s Prior Revolving Credit Facility (as defined in Note 7 — Revolving Credit Facility).
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table presents future scheduled aggregate principal payments on the mortgage notes payable over the next five calendar years and thereafter as of December 31, 2025:

(In thousands)	Future Principal Payments (1)
2026	$94,813
2027	130,560
2028	315,525
2029	646,810
2030	—
Thereafter	133,184
Total	$1,320,892
______
(1)Assumes exchange rates of €1.00 to $1.17 for EUR as of December 31, 2025 for illustrative purposes, as applicable.
The total gross carrying value of the Company’s unencumbered assets as of December 31, 2025 was $3.61 billion, and approximately $3.57 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 7 — Revolving Credit Facility) and therefore is not available to serve as collateral for future borrowings under the revolving credit facility.
Mortgage Covenants
As of December 31, 2025, the Company was in compliance with all property-level debt covenants with the exception of two property-level debt instruments. For those two property-level debt instruments, the Company either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under the Company’s Revolving Credit Facility. While the restricted cash cannot be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on the Company’s liquidity or its ability to operate the impacted assets.
Note 7 — Revolving Credit Facility
The table below details the outstanding balances under the Company’s credit agreements as of December 31, 2025 and 2024:

	December 31, 2025					December 31, 2024 (7)
(In thousands)	TOTAL USD (1)	USD (3)	GBP (4)	EUR (5)	CAD (6)	TOTAL USD (2)	USD	GBP	EUR	CAD (6)
Revolving Credit Facility	$324,165	$20,000	£—	€259,078	$—	$1,390,292	$494,119	£344,000	€422,145	$38,000
(1)Assumes exchange rate of €1.00 to $1.17 for EUR for illustrative purposes, as applicable.
(2)Assumes exchange rates of £1.00 to $1.25 for GBP, €1.00 to $1.04 for EUR and C$1.00 to $0.70 for CAD as of December 31, 2024 for illustrative purposes, as applicable.
(3)The USD portion of the Revolving Credit Facility is 100% variable and, as of December 31, 2025, had a weighted-average effective interest rate of 5.2%.
(4) The GBP portion of Revolving Credit Facility was paid off with proceeds received at the First Closing of the Multi-Tenant Retail Disposition.
(5) The EUR portion of Revolving Credit Facility is 96% fixed via swaps and, as of December 31, 2025, had a weighted-average effective interest rate of 3.3% after giving effect to interest rate swaps in place.
(6) The CAD portion of Revolving Credit Facility was paid off with proceeds received from the disposition of the McLaren Campus in December 2025.
(7) Amounts as of December 31, 2024 were outstanding under the Prior Revolving Credit Facility (as defined below).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Concurrently with the entry into the Credit Agreement, the Company and the other Guarantors entered into a number of guaranty agreements (collectively, the “Guaranty”) and a related contribution agreement, which governs contribution rights of such Guarantors in the event any amounts become payable by them under the Guaranty. The Revolving Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors for so long as the Guaranty is required from such subsidiaries under the terms of the Credit Agreement, and the availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. The Credit Agreement also includes amendments to provisions governing the calculation of the value of the borrowing base under the Prior Credit Agreement (as defined below). Borrowings are, at the option of the Company, able to be denominated in USD, EUR, GBP, CAD and Swiss Francs provided that the total principal amount of non-USD loans does not exceed the sum of the total revolving commitments minus $100.0 million. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. As of December 31, 2025, approximately $781.7 million was available for future borrowings under the Revolving Credit Facility.
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
As of December 31, 2025, the Revolving Credit Facility had a weighted-average effective interest rate of 3.4% after giving effect to interest rate swaps in place.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Revolving Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on index borrowings. Upon an event of a default, lenders have the right to terminate their obligations under the Revolving Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The terms of the Revolving Credit Facility include various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends (see below) and share repurchases not to exceed $300.0 million) (see Note 11 — Stockholders' Equity for additional information on Common Stock repurchases), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
changes in nature of business and events of default. The Credit Agreement also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage, maximum secured recourse debt, maximum unencumbered leverage, unencumbered interest coverage and minimum net worth. However, since the Company achieved an Investment Grade Rating from Fitch Ratings in October 2025, the financial maintenance covenants with respect to maximum secured recourse debt and minimum net worth shall no longer apply. As of December 31, 2025, the Company was in compliance with all covenants under the Credit Agreement.
Under the terms of the Credit Agreement, the Company may not pay distributions, including cash dividends payable with respect to Common Stock, the Company’s 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series B Preferred Stock”), its Series D Preferred Stock, its Series E Preferred Stock, or any other class or series of stock the Company may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, or any other class or series of stock the Company may issue in the future that exceed 100% of the Company’s Adjusted FFO, as defined in the Credit Agreement (which is different from Adjusted Funds From Operations (“AFFO”) disclosed in this Annual Report on Form 10-K) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, the Company may pay cash dividends and other distributions, and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of its Adjusted FFO. However, notwithstanding the preceding sentence, the Company is permitted to make restricted payments (including the making of distributions and share repurchases) in an amount required to be paid by the Company in order for it to (x) maintain its REIT status for federal and state income tax purposes and (y) avoid the payment of federal and state income or excise tax. During a payment or bankruptcy event of default, restricted payments by the Company will only be permitted up to the minimum amount needed to maintain the Company’s status as a REIT for federal and state income tax purposes. In addition, for so long as the Company maintains at least one investment-grade rating from at least one ratings agency (such as its investment-grade BBB- rating received from Fitch Ratings in October 2025), such percentage limitations on the Company’s ability to make distributions will not apply.
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
The Company and, prior to the Company achieving an Investment Grade Rating from Fitch Ratings in October 2025, the Guarantors guaranteed, and any wholly owned eligible direct or indirect subsidiary of the OP that directly or indirectly owned or leased a real estate asset added to the pool of eligible unencumbered properties required to be maintained under the Credit Agreement was required to guarantee, the OP’s obligations under the Revolving Credit Facility. The Guarantors guaranteed the OP’s obligations under the Revolving Credit Facility pursuant to one or more Guaranties and a related contribution agreement which governs contribution rights of the Guarantors in the event any amounts become payable under the Guaranty. Since the Company achieved an Investment Grade Rating from Fitch Ratings in October 2025, every Guarantor subsidiary of the OP was released from its respective obligations under the Guaranty as of October 31, 2025. Such Guaranty will again be required (i) if the Company loses its investment grade credit rating, or (ii) with respect to any Guarantor subsidiary of the Company, for so long as the subsidiary is the primary obligor under or provides a guaranty to any holder of unsecured indebtedness.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The Prior Revolving Credit Facility was scheduled to mature on October 8, 2026, subject to the Company’s option, subject to customary conditions, to extend the maturity date by up to two additional six-month terms. Borrowings under the Prior Revolving Credit Facility could be prepaid at any time, in whole or in part, without premium or penalty, subject to customary breakage costs associated with borrowings for the applicable Benchmark rate.
Note 8 — Senior Notes, Net
The details of the Company’s senior notes are as follows:

	December 31,
(In thousands)	2025	2024
3.75% Senior Notes
Aggregate principal amount	$500,000	$500,000
Less: Deferred financing costs	(2,713)	(4,100)
3.75% Senior Notes, net	497,287	495,900

4.50% Senior Notes
Aggregate principal amount	500,000	500,000
Less: Discount	(69,118)	(89,799)
4.50% Senior Notes, net	430,882	410,201

Senior Notes, Net	$928,169	$906,101
3.75% Senior Notes
On December 16, 2020, the Company and the OP (together the “Issuers”) issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “3.75% Senior Notes”). In connection with the closing of the offering of the Senior Notes, the Company, the OP and their subsidiaries served as guarantors of the 3.75% Senior Notes (the “3.75% Senior Note Guarantors”) entered into an indenture with U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, as trustee (the “3.75% Senior Notes Indenture”). The 3.75% Senior Notes, which were issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.75% per year. Interest on the 3.75% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year and they do not require any principal payments prior to maturity.
Prior to the Company achieving an Investment Grade Rating from Fitch Ratings in October 2025, the 3.75% Senior Notes were fully and unconditionally guaranteed on a joint and several basis by the subsidiaries of each Issuer that are guarantors under the Revolving Credit Facility (the “3.75% Senior Note Guarantees”). Subject to certain exceptions, each future subsidiary of each Issuer that subsequently guaranteed indebtedness under the Revolving Credit Facility, any other syndicated loan facility or any capital markets indebtedness, in each case, was required to execute a 3.75% Senior Note Guarantee. Under certain circumstances, the 3.75% Senior Note Guarantors may be automatically released from their 3.75% Senior Note Guarantees without the consent of the holders of the 3.75% Senior Notes. As a result of the release of Guarantors from the Guaranty of the Credit Facility on October 31, 2025, the Senior Note Guarantors were released from their 3.75% Senior Note Guarantees concurrently therewith. In the event that the Guaranty under the Credit Facility is again required in the future then upon such occurrence the 3.75% Senior Note Guarantees will again be required under the terms of the 3.75% Senior Notes Indenture.
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
December 31, 2025
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
The 3.75% Senior Notes Indenture contains customary events of default which could, subject to certain conditions, cause the 3.75% Senior Notes to become immediately due and payable. As of December 31, 2025, the Company was in compliance with the covenants under the 3.75% Senior Notes Indenture governing the 3.75% Senior Notes.
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
Prior to the Company achieving an Investment Grade Rating from Fitch Ratings in October 2025, the 4.50% Senior Notes were fully and unconditionally guaranteed by the 4.50% Senior Note Guarantors (the “4.50% Senior Note Guarantees”). Subject to certain exceptions, each future subsidiary of each of the 4.50% Senior Note Issuers that subsequently guaranteed indebtedness under the Revolving Credit Facility, any other syndicated loan facility or any capital markets indebtedness, in each case, of the 4.50% Senior Note Issuers or a 4.50% Senior Note Guarantor was required to execute a 4.50% Senior Note Guarantee. Under certain circumstances, the 4.50% Senior Note Guarantors may be automatically released from their 4.50% Senior Note Guarantees without the consent of the holders of the 4.50% Senior Notes. As a result of the release of Guarantors from the Guaranty of the Credit Facility on October 31, 2025, the Senior Note Guarantors were released from their 4.50% Senior Note Guarantees concurrently therewith. In the event that the Guaranty under the Credit Facility is again required in the future then upon such occurrence the 4.50% Senior Note Guarantees will again be required under the terms of the 4.50% Senior Notes Indenture.
The 4.50% Senior Notes and the 4.50% Senior Note Guarantees (to the extent applicable) are senior unsecured obligations of the 4.50% Senior Notes Issuers and each 4.50% Senior Note Guarantor and are equal in right of payment with all of the other existing and future senior unsecured indebtedness of the 4.50% Senior Notes Issuers and each 4.50% Senior Note Guarantor, including their obligations under the Revolving Credit Facility, senior in right of payment to any indebtedness that by its terms is expressly subordinated to the 4.50% Senior Notes and the 4.50% Senior Note Guarantees, effectively subordinated to all of the existing and future secured indebtedness of the 4.50% Senior Notes Issuers and each Guarantor to the extent of the value of the collateral securing such debt and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of any subsidiary of the 4.50% Senior Notes Issuers that do not guarantee the 4.50% Senior Notes.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
As of December 31, 2025, the Company and the issuers under the 4.50% Senior Notes Indenture were in compliance with the covenants under the Indenture governing the 4.50% Senior Notes Indenture.
Note 9 — Fair Value of Financial Instruments
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2025 and 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations, with the exception of the multi-tenant receivable, net, are classified in Level 2 of the fair value hierarchy. See Note 3 — Multi-Tenant Retail Disposition for additional information on the multi-tenant receivable, net.
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
The consideration transferred by the Company in the Mergers established a new accounting basis for the assets acquired, liabilities assumed and any non-controlling interests, measured at their respective fair value as of the Acquisition Date. This measurement is non-recurring and is only done as of the Acquisition Date. For more information on the allocation of the consideration paid in the Mergers to the fair value of assets acquired, liabilities assumed, see Note 4 — The Mergers.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
The Company records impairments for real estate investments whenever the carrying value exceeds the estimated fair value (see Note 5 — Real Estate Investments, Net for additional information on impairment charges recorded by the Company). The carrying value of these impaired real estate investments on the consolidated balance sheet represents their estimated fair value at the time of impairment.
The impairments recorded in the year ended December 31, 2025 were based on the estimated selling prices of the assets. For the year ended December 31, 2024, the fair values of impaired properties were either based on the estimated selling price of such properties, or market comparable transactions. For the year ended December 31, 2023, the fair values were based on a calculation of the estimated fair value, which was driven by an assumed land value of £1.5 million per acre, for one property, and the others were based on the estimated selling prices of the assets.
Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2025 and 2024, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2025
Foreign currency forwards, net (GBP & EUR)	$—	$(4,296)	$—	$(4,296)
Interest rate swaps, net (USD, GBP & EUR)	$—	$(995)	$—	$(995)
Multi-tenant disposition receivable, net	$—	$—	$27,934	$27,934
December 31, 2024
Foreign currency forwards, net (GBP & EUR)	$—	$1,583	$—	$1,583
Interest rate swaps, net (USD, GBP & EUR)	$—	$(2,831)	$—	$(2,831)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2025.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The change in Level 3 assets was as follows for the periods presented:

(In thousands)	Year Ended December 31, 2025
Beginning balance	$—
Net receivable recorded for the First Closing	106,714
Net receivable recorded for the Second Closing	5,483
Net receivable recorded for the Third Closing	14,406
Net unrealized gain (loss)	(7,562)
Cash received for open and operating leases	(81,196)
Net realized gain (loss) (1)	(9,911)
Ending balance	$27,934
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
•As of December 31, 2025, the Company’s mortgage notes payable had a carrying value of $1.3 billion and a fair value of $1.3 billion. As of December 31, 2024 the Company’s mortgage notes payable had a carrying value of $2.3 billion and a fair value of $2.2 billion. The fair value approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of December 31, 2025 the advances to the Company under the Revolving Credit Facility had a carrying value of $0.3 billion and a fair value of $0.4 billion. As of December 31, 2024 the advances to the Company under the Revolving Credit Facility had a carrying value of $1.4 billion and a fair value of $1.4 billion.
•As of December 31, 2025, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $485.6 million. As of December 31, 2024, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $458.1 million.
•As of December 31, 2025, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $488.8 million. As of December 31, 2024, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $458.8 million.
Note 10 — Derivatives and Hedging Activities
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2025 and 2024:

		December 31,
(In thousands)	Balance Sheet Location	2025	2024
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (USD)	Derivative liabilities, at fair value	$—	$(1,179)
Interest rate “pay-fixed” swaps (GBP)	Derivative liabilities, at fair value	—	(602)
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	—	260
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(995)	(1,310)
Total		$(995)	$(2,831)
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$—	$1,156
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(3,140)	(628)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	7	1,055
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(1,163)	—
Total		$(4,296)	$1,583
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. For the year ended December 31, 2025, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending December 31, 2026, the Company estimates that an additional $0.5 million will be reclassified from other comprehensive income as an increase to interest expense.
In the first quarter of 2025 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur. The accelerated amount was a loss of $3.7 million, and is presented in the unrealized (losses) gains undesignated foreign currency advances and other hedge ineffectiveness line item in the Company’s consolidated statement of operations for the year ended December 31, 2025.
As of December 31, 2025 and 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	December 31,
	2025		2024
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (GBP)	—	$—	3	$250,718
Interest rate “pay-fixed” swaps (EUR)	9	363,009	9	321,178
Interest rate “pay-fixed” swaps (USD)	—	—	9	600,000
Total	9	$363,009	21	$1,171,896

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Amount of gain (loss) recognized in AOCI from derivatives	$889	$7,928	$(5,100)
Amount of (loss) gain reclassified from AOCI into income as interest expense	$(2,884)	$14,583	$15,744
Total interest expense recorded in the consolidated statements of operations	$194,718	$255,685	$158,347
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of December 31, 2025 and 2024 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the years ended December 31, 2025, 2024 and 2023, the Company did not use foreign currency derivatives that were designated as net investment hedges.
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
During the year ended December 31, 2025, the Company recorded losses of $8.9 million due to currency changes on the undesignated excess foreign currency advances over the related net investments. During the year ended December 31, 2024, the Company recorded gains of $3.2 million due to currency changes on the undesignated excess foreign currency advances over the related net investments. There were no undesignated excess positions at any time during the year ended December 31, 2023.
Non-Designated Derivatives
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the GBP and the EUR. The Company has used and may continue to use foreign currency derivatives, including options, currency forward and cross currency swap agreements, to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are economically hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in net income (loss) and are presented in the (loss) gain on derivative instruments line item in the Company’s consolidated statement of operations.
The Company recorded a loss on derivative instruments of $10.7 million, a gain of $4.2 million and a loss of $3.7 million on the non-designated hedges for the years ended December 31, 2025, 2024 and 2023, respectively.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
As of December 31, 2025 and 2024, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships:

	December 31, 2025		December 31, 2024
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP - USD)	34	$92,846	30	$69,574
Foreign currency forwards (EUR - USD)	31	55,766	19	29,085
Total	65	$148,612	49	$98,659
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2025 and 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2025	$7	$(5,298)	$—	$(5,291)	$—	$—	$(5,291)
December 31, 2024	$2,471	$(3,719)	$—	$(1,248)	$—	$—	$(1,248)
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
As of December 31, 2025, the Company did not have any counterparties where the net derivative fair value held by that counterparty was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of December 31, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 11 — Stockholders' Equity
Common Stock
As of December 31, 2025 and 2024, the Company had 216,016,247 and 231,051,139, respectively, shares of Common Stock issued and outstanding, including Restricted Shares and excluding RSUs and PSUs. Unvested RSUs and PSUs may be settled in shares of Common Stock in the future.
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
During the year ended December 31, 2025, the Company purchased 15,434,195 shares of Common Stock for $120.3 million.
ATM Program — Common Stock
In November 2025, the Company entered into a new “at the market” equity offering program under which the Company may sell shares of Common Stock, from time to time, through its sales agents (the “2025 Common Stock ATM Program”) and filed a prospectus supplement to its current shelf registration statement on Form S-3 (File No. 333-286918) covering the 2025 Common Stock ATM Program, having an aggregate offering amount of up to $300.0 million. In connection with the establishment of the 2025 Common Stock ATM Program, the Company terminated its prior common stock (the “2019 Common Stock ATM Program”) and Series B Preferred Stock “at-the-market” offering programs, each of which were established in 2019. The prior registration statement had an aggregate offering amount of up to $285.0 million.
Under the 2025 Common Stock ATM Program, the Company may sell shares of its common stock (i) through sales agents, acting as the Company’s sales agents, (ii) directly to the sales agents, acting as principals, or (iii) through forward purchasers, acting as agents in connection with forward sale agreements.
•The Company did not sell any shares of Common Stock or enter into any forward sale agreements under the 2025 Common Stock ATM Program during the year ended December 31, 2025.
•The Company did not sell any shares of Common Stock under the 2019 Common Stock ATM Program during the years ended December 31, 2025, 2024 or 2023.
Equity Consideration Issued in Connection with the Mergers
As previously disclosed in Note 4 — The Mergers, during the year ended December 31, 2023, the Company issued:
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
As more fully discussed in Note 15 — Equity-Based Compensation, as of September 11, 2023, the end of the performance period applicable to the 2,500,000 GNL LTIP Units granted to the former Advisor pursuant to the 2021 OPP, a total of 883,750 of the GNL LTIP Units were earned and became vested and the remainder were forfeited. The earned GNL LTIP Units were subsequently converted into an equal number of shares of Common Stock on the Acquisition Date. As a result, the Company recorded a reclassification of $27.7 million from non-controlling interests to additional paid-in-capital, which is recorded in the consolidated statement of equity the year ended December 31, 2023.
Preferred Stock
As discussed in Note 4 — The Mergers, in connection with the REIT Merger, each issued and outstanding share of (i) RTL Series A Preferred Stock was automatically converted into one share of newly created Series D Preferred Stock, and (ii) RTL Series C Preferred Stock was automatically converted into one share of newly created Series E Preferred Stock. The Series D Preferred Stock and Series E Preferred Stock have substantially identical powers, preferences, privileges, and rights as the RTL Series A Preferred Stock and RTL Series C Preferred Stock, respectively.
The Company is authorized to issue up to 40,000,000 shares of Preferred Stock.
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of its Series Preferred Stock as of December 31, 2025 and 2024. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding, as of December 31, 2025 and 2024.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of its Series B Preferred Stock as of December 31, 2025 and 2024. The Company had 4,695,887 shares of Series B Preferred Stock issued and outstanding, as of December 31, 2025 and 2024.
•The Company has classified and designated 7,933,711 shares of its authorized Preferred Stock as authorized shares of Series D Preferred Stock, as of December 31, 2025. The Company had 7,933,711 shares of Series D Preferred Stock issued and outstanding as of December 31, 2025 and 2024.
•The Company has classified and designated 4,595,175 shares of its authorized Preferred Stock as authorized shares of Series E Preferred Stock, as of December 31, 2025. The Company had 4,595,175 shares of Series E Preferred Stock issued and outstanding as of December 31, 2025 and 2024.
ATM Program — Series B Preferred Stock
In November 2025, the Company terminated its “at the market” equity offering program for its Series B Preferred Stock (the “Series B Preferred Stock ATM Program”), which had been established in December 2019, and had an aggregate offering price of up to $170.0 million. During the years ended December 31, 2025, 2024 and 2023, the Company did not sell any shares of its Series B Preferred Stock through the Series B Preferred Stock ATM Program.
Series A Preferred Stock - Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in an amount equal to $1.8125 per share each year, which is equivalent to the rate of 7.25% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. The Series A Preferred Stock is redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series A Preferred Stock (the “Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series A Preferred Stock may receive a maximum of 2.301 shares of Common Stock (as adjusted for any stock splits) per share of Series A Preferred Stock. The necessary conditions to convert the Series A Preferred Stock into Common Stock have not been met as of December 31, 2025. Therefore, Series A Preferred Stock did not impact Company’s earnings per share calculations.
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
Series B Preferred Stock - Terms
Holders of Series B Preferred Stock are entitled to cumulative dividends in an amount equal to $1.71875 per share each year, which is equivalent to the rate of 6.875% of the $25.00 liquidation preference per share per annum. The Series B Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after November 26, 2024, at any time and from time to time, the Series B Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series B Preferred Stock (the “Series B Articles Supplementary”), the Company may, subject to certain conditions, at its option, redeem the Series B Preferred Stock, in whole but not in part, within 90 days after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not declared), if any, to, but not including, the redemption date. If the Company does not exercise these redemption rights upon the occurrence of a Delisting Event or a Change of Control, the holders of Series B Preferred Stock will have certain rights to convert Series B Preferred Stock into shares of Common Stock based on a defined formula subject to a cap whereby the holders of Series B Preferred Stock may receive a maximum of 2.5126 shares of Common Stock (as adjusted for any stock splits) per share of Series B Preferred Stock. The necessary conditions to convert the Series B Preferred Stock into Common Stock have not been met as of December 31, 2025. Therefore, Series B Preferred Stock did not impact Company’s earnings per share calculations.
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
Dividends
Common Stock Dividends
During the nine months ended September 30, 2023, the Company paid dividends at an annual rate of $1.60 per share or $0.40 per share on a quarterly basis. In connection with the Mergers, in October 2023, the Board approved an annual dividend rate of $1.42 per share, or $0.354 per share on a quarterly basis. The first dividend paid at this rate occurred on October 16, 2023 and, accordingly, during the three months ended March 31, 2024, the Company paid dividends at this rate as well.
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
Dividends authorized by the Board and declared by the Company are paid on a quarterly basis in arrears during the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. The Board may alter the amounts of dividends paid or suspend dividend payments at any time prior to declaration and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the OP on Class A Units and GNL LTIP Units as dividends. In addition, see Note 7 — Revolving Credit Facility for additional information on the restrictions on the payment of dividends and other distributions imposed by the Revolving Credit Facility.
The following table details from a tax perspective, the portion of cash paid for Common Stock dividends, during the years presented, classified as return of capital and ordinary dividend income, per share per annum:

	Year Ended December 31,
(In thousands)	2025		2024		2023
Return of capital	$0.845	100.0%	$1.18	100.0%	$1.55	100.0%
Ordinary dividend income	—	—%	—	—%	—	—%
Total	$0.845	100.0%	$1.18	100.0%	$1.55	100.0%
Series A Preferred Stock Dividends
Dividends on Series A Preferred Stock accrue in an amount equal to $0.453125 per share per quarter to holders of Series A Preferred Stock, which is equivalent to 7.25% of the $25.00 liquidation preference per share of Series A Preferred Stock per annum. Dividends on the Series A Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Board. Dividends paid during the year ended December 31, 2025, 2024 and 2023 on the Series A Preferred Stock were considered 100%, 89.3% and 100% return of capital, respectively.
Series B Preferred Stock Dividends
Dividends on Series B Preferred Stock accrue in an amount equal to $0.4296875 per share per quarter to holders of Series B Preferred Stock, which is equivalent to 6.875% of the $25.00 liquidation preference per share of Series B Preferred Stock per annum. Dividends on the Series B Preferred Stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day) to holders of record at the close of business on the record date set by the Board. Dividends paid during the years ended December 31, 2025, 2024 and 2023 on the Series B Preferred Stock were considered 100%, 89.3% and 100% return of capital, respectively.
Series D Preferred Stock Dividends
Dividends on the Company’s Series D Preferred Stock accrue in an amount equal to $0.46875 per share per quarter to Series D Preferred Stockholders, which is equivalent to the rate of 7.50% of the $25.00 liquidation preference per share per annum. Dividends on the Series D Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. Dividends paid during the years ended December 31, 2025, 2024 and 2023 on the Series D Preferred Stock were considered 100%, 89.3% and 100% return of capital, respectively.
Series E Preferred Stock Dividends
Dividends on the Company’s Series E Preferred Stock accrue in an amount equal to $0.4609375 per share per quarter to Series E Preferred Stockholders, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. Dividends on the Series E Preferred Stock are payable quarterly in arrears on the 15th day of each of January, April, July and October of each year (or, if not a business day, the next succeeding business day) to holders of record on the applicable record date. Dividends paid during the years ended December 31, 2025, 2024 and 2023 on the Series E Preferred Stock were considered 100%, 89.3% and 100% return of capital, respectively.
Note 12 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2025, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 13 — Leases
Lessor Arrangements
As of December 31, 2025, the Company’s leases had a weighted-average remaining lease term of 6.1 years.
During the quarter ended June 30, 2025, the Company sold two parcels of land that were leased to tenants and had qualified as financing leases. The income from these leases was not significant, and as a result of the sales, the Company no longer has any financing leases as of December 31, 2025. The carrying value of these leases was $6.7 million as of December 31, 2024, and is included in prepaid expenses and other assets on the Company’s consolidated balance sheet as of December 31, 2024.
Lessee Arrangements
As of December 31, 2025, the Company leases land under 16 ground leases associated with certain properties and also has two operating leases for office space. The aggregate durations for the ground leases and operating leases range from 4 to 118 years as of December 31, 2025. The Company did not enter into any new ground or operating leases during the twelve months of 2024.
As of December 31, 2025 and 2024, the Company’s balance sheet includes ROU assets of $63.4 million and $66.2 million, respectively, and operating lease liabilities of $41.4 million and $40.1 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
As of December 31, 2025, the Company’s ground leases and operating leases have a weighted-average remaining lease term of approximately 24.1 years and a weighted-average discount rate of 5.41%. For the years ended December 31, 2025, 2024 and 2023, the Company paid cash of approximately $3.5 million, $4.0 million and $2.3 million, respectively, for amounts included in the measurement of lease liabilities. For the years ended December 31, 2025, 2024 and 2023, the Company recorded expense of $1.6 million, $1.5 million and $1.4 million, respectively, on a straight-line basis in accordance with the standard. The lease expense is recorded in property operating expenses in the Company’s consolidated statements of operations.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table reflects the base cash rental payments due from the Company as of December 31, 2025:

(In thousands)	Future Base Rent Payments (1)
2026	$3,464
2027	3,534
2028	3,548
2029	3,557
2030	3,263
Thereafter	53,233
Total minimum lease payments (2)	70,599
Less: Effects of discounting	(29,170)
Total present value of lease payments	$41,429
(1) Assumes exchange rates of £1.00 to $1.35 for GBP and €1.00 to $1.17 for EUR as of December 31, 2025 for illustrative purposes, as applicable.
(2) Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground rent for this property is prepaid through 2050.
Note 14 — Related Party Transactions
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
The consummation of the Internalization Merger on September 12, 2023 resulted in the internalization of the management of the Company with its own dedicated workforce, including by terminating (i) the Company’s existing arrangement for advisory management services provided by the former Advisor pursuant to the Advisory Agreement and (ii) RTL’s existing arrangement for advisory management services provided by the RTL Advisor and assuming (i) the Company’s existing arrangement for property management services provided by the Property Manager and (ii) RTL’s existing arrangement for property management services provided by the RTL Property Manager. All assets and contracts (including leases) necessary or desirable in the judgment of the Company and to conduct the business of the Company following the Mergers and all desired employees were placed into subsidiaries of AR Global that were merged with subsidiaries of the Company upon the completion of the Internalization Merger. As a result of the completion of the Internalization Merger, and termination of the contracts noted above, beginning as of the Acquisition Date, the Company no longer incurs fees from these contracts and it has its own dedicated workforce, which manages the advisory and property management functions of the Company.
For additional information on the Internalization Merger, including the consideration paid to AR Global, see Note 3 — The Mergers.
Upon consummation of the Internalization Merger, the Company began renting office space for its own dedicated workforce at a property owned by affiliates of the former Advisor.
Terminated Advisory Agreement and Assumed Property Management Agreements
The discussion below summarizes various related party agreements and transactions that ceased as of the Acquisition Date of the Mergers.
Fees Paid in Connection with the Operations of the Company
Prior to the Internalization Merger, the former Advisor provided day-to-day asset management services for the Company pursuant to the Advisory Agreement. Prior to the Internalization Merger, under the Advisory Agreement, by and among the Company, the OP and the former Advisor, the Company historically paid the former Advisor the following fees in cash:
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The Company was required to pay the former Advisor any Incentive Compensation (as defined in the Advisory Agreement), generally payable in quarterly installments 50% in cash and 50% in shares of Common Stock (subject to certain lock up restrictions). The former Advisor did not earn any Incentive Compensation during the year ended December 31, 2023.
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
The Company historically paid leasing commissions to the Property Manager which are expensed over the terms of the related leases. During the year ended December 31, 2023, the Company incurred leasing commissions to the Property Manager of $1.3 million.
Professional Fees and Other Reimbursements
Prior to the Internalization Merger, the Company reimbursed the former Advisor or its affiliates for expenses paid or incurred by the former Advisor or its affiliates in providing services to the Company under the Advisory Agreement, except for those expenses that were specifically the responsibility of the former Advisor under the Advisory Agreement, such as salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of personnel of the former Advisor and its affiliates (including the Company’s executive officers) who provided services to the Company under the Advisory Agreement, the former Advisor’s rent and general overhead expenses, the former Advisor’s travel expenses (subject to certain exceptions), professional services fees incurred with respect to the former Advisor for the operation of its business, insurance expenses (other than with respect to the Company’s directors and officers) and information technology expenses. In addition, these reimbursements were subject to the limitation that the Company would not reimburse the former Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount was otherwise approved by the Board. The amount of expenses reimbursable for the year ending December 31, 2023 did not exceed these limits.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table reflects related party fees incurred for the period presented:

Year Ended December 31,
2023
(In thousands)	Incurred
Fees (1):
Asset management fees (2)	$22,803
Property management fees	5,480
Total operating fees to related parties	$28,283
______________
(1)The Company incurred general and administrative costs and other expense reimbursements of approximately $1.2 million for the year ended December 31, 2023, which are recorded within general and administrative expenses on the consolidated statements of operations and are not reflected in the table above.
(2)The former Advisor, in accordance with the Advisory Agreement, received asset management fees in cash equal to the annual Minimum Base Management Fee of $18.0 million and the Variable Base Management Fee. The Variable Base Management Fee was $4.8 million for the year ended December 31, 2023.
Note 15 — Equity-Based Compensation
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
RSUs
RSUs were historically awarded under the 2021 Equity Plan, and have been and may continue to be awarded under the 2025 Equity Plan. Historically, prior to the third quarter of 2023, the Company only granted RSUs to its Board members on an annual basis. In November 2023, the Company began granting RSUs to its employees, including executives.
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
Holders of RSUs do not have any voting rights with respect to the RSUs or any shares underlying any award of RSUs. For RSUs issued prior to the fourth quarter of 2024, the holders are generally credited with dividend equivalents which are subject to the same vesting conditions or other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of Common Stock. For RSUs granted in or after the fourth quarter of 2024, the holders receive nonforfeitable cash dividends prior to the time that the RSUs have vested and settled in, or converted into, shares of Common Stock. No nonforfeitable cash dividends were paid for RSUs during the year ended December 31, 2024.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
A number of RSU award agreements provide for accelerated vesting of all unvested RSUs in connection with a participant’s death, disability or qualifying termination (including termination by the Company without cause or by the participant with good reason, as applicable) from the Company within 60 days immediately preceding or two years immediately following a change in control, and accelerated vesting of the RSUs that would have vested upon the next vesting date in connection with a qualifying termination at any other time. Alternatively, certain of the RSU award agreements provide for accelerated vesting of all unvested RSUs in connection with a participant’s death, disability or qualifying termination (including termination by the Company without cause or by the participant with good reason).
The following table reflects the activity of RSUs outstanding for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2022	47,723	$15.82
Granted (1)	526,788	8.90
Vested	(28,439)	15.56
Forfeitures	(10,304)	12.62
Unvested, December 31, 2023	535,768	9.09
Granted (2)	978,247	7.48
Vested	(232,789)	8.93
Forfeitures	(33,047)	8.07
Unvested, December 31, 2024	1,248,179	7.89
Granted (3)	986,582	7.39
Vested	(604,539)	8.07
Forfeitures	(27,041)	8.17
Unvested, December 31, 2025	1,603,181	7.51
_______
(1) Represents 30,252 RSUs granted to the Board and 496,536 RSUs granted to employees of the Company.
(2) Represents 142,464 RSUs granted to the Board and 835,783 RSUs granted to employees of the Company.
(3) Represents 154,755 RSUs granted to the Board and 831,827 RSUs granted to employees of the Company.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table reflects the activity of Restricted Shares outstanding for the periods presented:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2022	359,840	$17.16
Vested	(274,850)	16.03
Granted	265,125	10.52
Issued in connection with the REIT Merger	221,136	10.73
Forfeitures	(5,631)	11.79
Unvested, December 31, 2023	565,620	12.14
Vested	(179,228)	13.01
Forfeitures	(51,750)	10.83
Unvested, December 31, 2024	334,642	11.88
Vested	(153,195)	12.50
Forfeitures	(12,791)	10.25
Unvested, December 31, 2025	168,656	11.44
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
January 2025 Grant
The 2025 PSUs may be earned and become vested if the Company’s absolute and relative total shareholder return (“TSR”) performance meets certain criteria (see “2025 Performance Measures” below for more detail) over a three-year period performance period (the “2025 PSU Performance Period”) beginning on January 1, 2025 and ending on December 31, 2027 (the “2025 PSU Measurement Date”) and generally subject to the applicable employee’s continued employment through the 2025 PSU Measurement Date. Holders of the 2025 PSUs do not have voting rights with respect to the 2025 PSUs or any shares underlying any award of 2025 PSUs, but such holders are generally credited with dividend equivalents which are subject to the same vesting conditions or other restrictions as the underlying 2025 PSUs and only paid at the time such 2025 PSUs are settled in shares of Common Stock. A number of the 2025 PSU award agreements provide for accelerated vesting of all unvested PSUs in connection with a participant’s qualifying termination (including termination by the Company without cause or by the participant with good reason, as applicable) from the Company within 180 days immediately preceding or two years immediately following a change in control, and pro-rated vesting accelerated vested of all unvested 2025 PSUs in connection with a participant’s death, disability or qualifying termination at any other time. Alternatively, certain of the 2025 PSU award agreements provide for accelerated vesting of all unvested 2025 PSUs in connection with a participant’s death, disability or qualifying termination (including termination by the Company without Cause or by the participant with Good Reason).

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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
2025 PSU Performance Measures
The ultimate amount of 2025 PSUs that may become earned and vested on the 2025 PSU Measurement Date will equal the sum of: (i) 2025 PSUs earned based on the Company’s debt reduction over a three-year period; (ii) 2025 PSUs earned by comparing the Company’s TSR to a custom designed net lease peer group consisting of Agree Realty Corporation, Broadstone Net Lease, Inc., EPR Properties, Essential Properties Realty Trust, Inc., Four Corners Property Trust, Inc., Getty Realty Corp., Gladstone Commercial Corporation, LXP Industrial Trust, NETSTREIT Corp., NNN REIT Inc., Orion Office REIT Inc., Peakstone Realty Trust and W.P. Carey Inc. (the “2025 Custom Net Lease Peer Group”); and (iii) 2025 PSUs earned by achievement of certain TSR levels (the “2025 Company TSR”).
The following table details the number of 2025 PSUs that may be earned and vested on the 2025 PSU Measurement Date, by each category of performance goal:

	Target 2025 PSUs	Percentage of Target 2025 PSUs Earned	Number of 2025 PSUs Earned
Three-Year Debt Reduction (Net Debt to Adjusted EBITDA)
Net debt to adjusted EBITDA greater than 6.7x (Below Threshold)	278,090	—%	—
Net debt to adjusted EBITDA of 6.7x (Threshold) (1)	278,090	50%	139,045
Net debt to adjusted EBITDA of 6.5x (Target) (1)	278,090	100%	278,090
Net debt to adjusted EBITDA of 6.3x or less (Maximum) (1)	278,090	225%	625,703
Company TSR Relative to the Custom Net Lease Peer Group:
Less than 30th percentile (Below Threshold)	278,090	—%	—
30th percentile (Threshold) (1)	278,090	50%	139,045
55th percentile (Target) (1)	278,090	100%	278,090
Equal to or greater than 75th percentile (Maximum) (1)	278,090	225%	625,703
2025 Company TSR:
Less than 5% (Below Threshold)	278,090	—%	—
5% (Threshold) (1)	278,090	50%	139,045
8% (Target) (1)	278,090	100%	278,090
12% or greater (Maximum) (1)	278,090	225%	625,703
_________
(1) If amounts fall in between these ranges, the results will be determined using linear interpolation between those percentiles, respectively.
November 2023 Grant
The 2023 PSUs may be earned and become vested if the Company’s absolute and relative total shareholder return (“TSR”) performance meets certain criteria (see “2023 Performance Measures” below for more detail) over a three-year period performance period (the “2023 PSU Performance Period”) beginning on October 1, 2023 and ending on September 30, 2026 (the “2023 PSU Measurement Date”) and generally subject to the applicable employee’s continued employment through the 2023 PSU Measurement Date. Holders of the 2023 PSUs do not have voting rights with respect to the 2023 PSUs or any shares underlying any award of 2023 PSUs, but such holders are generally credited with dividend equivalents which are subject to the same vesting conditions or other restrictions as the underlying 2023 PSUs and only paid at the time such 2023 PSUs are settled in shares of Common Stock. A number of the 2023 PSU award agreements provide for accelerated vesting of all unvested PSUs in connection with a participant’s qualifying termination (including termination by the Company without cause or by the participant with good reason, as applicable) from the Company within 180 days immediately preceding or two years immediately following a change in control, and pro-rated vesting accelerated vested of all unvested 2023 PSUs in connection with a participant’s death, disability or qualifying termination at any other time. Alternatively, certain of the 2023 PSU award agreements provide for accelerated vesting of all unvested 2023 PSUs in connection with a participant’s death, disability or qualifying termination (including termination by the Company without Cause or by the participant with Good Reason).

	Level of Performance
	Threshold	Target	Maximum
Potential Number of 2023 PSUs to be Issued	234,200	468,392	1,288,072

Under accounting rules, the total fair value of the 2023 PSUs granted at the maximum level under the 2021 Equity Plan totaled $5.1 million and was fixed as of November 29, 2023, the date that the Board approved the award of the 2023 PSUs under the 2021 Equity Plan (the “2023 PSU Grant Date”). The fair value will not be remeasured in subsequent periods unless the 2023 PSUs are amended. The fair value of the 2023 PSUs that were granted is being recorded evenly over the requisite service period which is approximately 2.8 years from November 29, 2023, ending on the 2023 PSU Measurement Date.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
2023 PSU Performance Measures
The ultimate amount of 2023 PSUs that may become earned and vested on the 2023 PSU Measurement Date will equal the sum of: (i) 2023 PSUs earned by comparing the Company’s TSR to the MSCI US REIT Index peer group (the “MSCI REIT Index”); (ii) 2023 PSUs earned by comparing the Company’s TSR to a custom designed net lease peer group consisting of EPR Properties, LXP Industrial Trust, Broadstone Net Lease, Inc., NNN REIT, Inc. and W.P. Carey Inc. (the “Custom Net Lease Peer Group”); and (iii) 2023 PSUs earned by achievement of certain TSR levels (the “Company TSR”).
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
Compensation Expense
The combined compensation expense for RSUs, Restricted Shares and the 2023 and 2025 PSUs was $12.5 million, $8.9 million and $4.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Compensation expense for these equity instruments is recorded as equity-based compensation in the accompanying consolidated statements of operations.
As of December 31, 2025, the Company had $8.4 million unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average remaining period of 1.6 years. As of December 31, 2025, the Company had $1.3 million unrecognized compensation cost related to Restricted Share awards granted, which is expected to be recognized over a weighted-average remaining period of 1.4 years.
As of December 31, 2025, the Company had $1.4 million unrecognized compensation cost related to the 2023 PSUs granted, which is expected to be recognized over a remaining period of 9 months and as of December 31, 2025, the Company had $4.1 million unrecognized compensation cost related to the 2025 PSUs granted, which is expected to be recognized over a remaining period of 2.0 years.
Multi-Year Outperformance Agreements With Former Advisor
2021 OPP — General Description
On May 3, 2021, the Company’s independent directors, acting as a group, authorized an award of GNL LTIP Units under the 2021 OPP after the performance period under the 2018 OPP expired on June 2, 2021, and, on June 3, 2021, the Company, the OP and the former Advisor entered into the 2021 OPP (see below for additional information on the 2018 OPP, including information on the LTIP Units granted and earned thereunder).
Based on a maximum award value of $50.0 million and $20.00, the closing price of Common Stock on June 2, 2021(the “2021 Initial Share Price”), the former Advisor was granted a total of 2,500,000 GNL LTIP Units pursuant to the 2021 OPP. These GNL LTIP Units were eligible to be earned and become vested based on the Company’s TSR, including both share price appreciation and reinvestment of Common Stock dividends, compared to the 2021 initial share price over a performance period commencing on June 3, 2021 and ending on the earliest of (i) June 3, 2024, (ii) the effective date of any Change of Control as defined in the Advisor Plan and (iii) the effective date of any termination of the former Advisor’s service as the Company’s

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
advisor. As noted above, the end date of the performance period was modified in connection with the Internalization Merger Agreement.
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
Compensation Expense - 2021 OPP
During the year ended December 31, 2023, the Company recorded total compensation expense related to the 2021 OPP of $12.9 million.
2021 OPP Performance Measures
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
Note 16 — Earnings Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Year Ended December 31,
(In thousands, except share and per share data)	2025	2024	2023
Loss from continuing operations	$(135,747)	$(79,361)	$(191,218)
Preferred stock dividends	(43,743)	(43,744)	(27,438)
Adjustments to net loss attributable to common stockholders for common share equivalents	(1,902)	(659)	(3,887)
Adjusted net loss attributable to common stockholders - Continuing Operations	(181,392)	(123,764)	(222,543)
Loss from discontinued operations	(89,710)	(52,211)	(20,692)
Adjusted net loss attributable to common stockholders	$(271,102)	$(175,975)	$(243,235)

Weighted average common shares outstanding — Basic and Diluted	223,255,282	230,440,385	142,584,332

Net loss from continuing operations — Basic and Diluted	$(0.81)	$(0.54)	$(1.57)
Net loss from discontinued operations — Basic and Diluted	(0.40)	(0.22)	(0.14)
Net loss per share attributable to common stockholders — Basic and Diluted	$(1.21)	$(0.76)	$(1.71)
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested Restricted Share and certain of the Company’s unvested RSUs contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above excludes the distributions to the unvested Restricted Shares and certain unvested RSUs from the numerator.
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested RSUs, unvested Restricted Shares, unvested PSUs and Class A Units (prior to their exchange for Common Stock in the fourth quarter of 2024) to be common share equivalents.

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table shows common share equivalents on a weighted-average basis that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 (see Note 13 — Equity-Based Compensation for additional information on all of the common share equivalents listed in the table below):

	December 31,
	2025	2024	2023
Unvested RSUs (1)	1,777,647	950,936	85,518
Unvested Restricted Shares (2)	233,629	426,651	456,279
Unvested PSUs (3)	3,098,323	1,288,072	116,456
Class A Units (4)	—	—	35,233
Total common share equivalents excluded from EPS calculation	5,109,599	2,665,659	693,486
(1) There were 1,603,181, 1,248,179 and 535,768 unvested RSUs issued and outstanding as of December 31, 2025, 2024 and 2023, respectively.
(2) There were 168,656, 334,642 and 565,620 unvested Restricted Shares issued and outstanding as of December 31, 2025, 2024 and 2023, respectively.
(3) There were 3,165,179 PSUs outstanding as of December 31, 2025 and 1,288,072 PSUs outstanding as of December 31, 2024 and 2023.
(4) There were no Class A Units outstanding as of December 31, 2025 and 2024 and 115,857 Class A Units outstanding as of December 31, 2023.
No PSU share equivalents were included in the computation for the years ended December 31, 2025, 2024 and 2023 since their impact was anti-dilutive.
Note 17 — Segment Reporting
As a result of the agreement to sell 100 of the 101 properties in its Multi-Tenant Retail segment in connection with the Multi-Tenant Retail Disposition, the Company determined, during the first quarter of 2025, that it has three remaining reportable segments based on property type: (1) Industrial & Distribution, (2) Retail and (3) Office. Previously, as of the years ended December 31, 2024 and 2023, the Company concluded it was operating in four segments.
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

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table provides operating financial information for the Company’s three reportable segments:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Industrial & Distribution:
Revenue from tenants	$225,665	$237,645	$220,102
Property operating expense	18,990	21,820	15,457
Net Operating Income	$206,675	$215,825	$204,645

Retail (1) :
Revenue from tenants	$132,783	$165,595	$65,836
Property operating expense	14,763	16,095	6,173
Net Operating Income	$118,020	$149,500	$59,663

Office:
Revenue from tenants	$136,838	$143,571	$149,691
Property operating expense	17,453	18,865	19,386
Net Operating Income	$119,385	$124,706	$130,305

Multi-Tenant Retail (2) :
Revenue from tenants	$—	$22,982	$10,132
Property operating expense	—	7,544	3,405
Net Operating Income	$—	$15,438	$6,727
________
(1) Amounts in the Retail segment reflect the reclassification and inclusion of one property that was previously part of the Multi-Tenant Retail segment, which was not included in the Multi-Tenant Retail Disposition.
(2) Reflects former Multi-Tenant Retail properties that were sold individually prior to December 31, 2024. Does not include the Multi-Tenant Retail Portfolio which is presented as a discontinued operation (see Note 3 — Multi-Tenant Retail Disposition for additional information).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segment's revenue from tenants to consolidated revenue from tenants and the total reportable segment’s income to consolidated net (loss) income attributable to common stockholders is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenue From Tenants:
Industrial & Distribution	$225,665	$237,645	$220,102
Retail (1)	132,783	165,595	65,836
Office	136,838	143,571	149,691
Multi-Tenant Retail (2)	—	22,982	10,132
Total Consolidated Revenue From Tenants	$495,286	$569,793	$445,761

Net loss before income tax and net loss attributable to common stockholders:
Net Operating Income:
Industrial & Distribution	$206,675	$215,825	$204,645
Retail (1)	118,020	149,500	59,663
Office	119,385	124,706	130,305
Multi-Tenant Retail (2)	—	15,438	6,727
Total net operating income	444,080	505,469	401,340
Operating fees to related parties	—	—	(28,283)
Impairment charges	(157,532)	(90,310)	(68,684)
Merger, transaction and other costs	(6,662)	(6,022)	(54,417)
Settlement costs	—	—	(29,727)
General and administrative	(52,753)	(52,358)	(37,202)
Equity-based compensation	(12,514)	(8,931)	(17,297)
Depreciation and amortization	(191,189)	(216,820)	(179,351)
Goodwill impairment	(7,134)	—	—
Gain (loss) on dispositions of real estate investments	94,687	57,091	(1,672)
Interest expense	(194,718)	(255,685)	(158,347)
Loss on extinguishment and modification of debt	(11,222)	(15,877)	(1,221)
(Loss) gain on derivative instruments	(10,676)	4,203	(3,691)
Unrealized (losses) gains on undesignated foreign currency advances and other hedge ineffectiveness	(12,644)	3,249	—
Other income	4,331	1,075	1,809
Net loss before income tax	(113,946)	(74,916)	(176,743)
Income tax expense	(21,801)	(4,445)	(14,475)
Loss from continuing operations	(135,747)	(79,361)	(191,218)
Loss from discontinued operations	(89,710)	(52,211)	(20,692)
Net loss	(225,457)	(131,572)	(211,910)
Preferred stock dividends	(43,743)	(43,744)	(27,438)
Net loss attributable to common stockholders	$(269,200)	$(175,316)	$(239,348)
________
(1) Amounts in the Retail segment reflect the reclassification and inclusion of one property that was previously part of the Multi-Tenant Retail segment, which was not included in the Multi-Tenant Retail Disposition.
(2) Reflects former Multi-Tenant Retail properties that were sold individually prior to December 31, 2024. Does not include the Multi-Tenant Retail Portfolio which is presented as a discontinued operation (see Note 3 — Multi-Tenant Retail Disposition for additional information).

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table reconciles real estate investments, net by segment to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2025 (1)	2024 (1)
Investments in real estate, net:
Industrial & Distribution	$1,792,235	$2,180,309
Retail (2)	1,142,964	1,402,600
Office	875,425	1,039,124
Total investments in real estate, net	3,810,624	4,622,033
Real estate assets held for sale	49,654	17,406
Assets of discontinued operations	348	1,816,131
Cash and cash equivalents	180,114	159,698
Restricted cash	13,949	64,510
Derivative assets, at fair value	7	2,471
Unbilled straight line rent	72,919	89,804
Operating lease right-of-use asset	63,362	66,163
Prepaid expenses and other assets	60,415	51,504
Multi-tenant disposition receivable, net	27,934	—
Deferred tax assets	5,167	4,866
Goodwill (3)	45,898	51,370
Deferred financing costs, net	16,812	9,808
Total assets	$4,347,203	$6,955,764
________
(1) Amounts reflect the presentation of the Multi-Tenant Retail Portfolio as a discontinued operation (see Note 3 — Multi-Tenant Retail Disposition for additional information).
(2) Amounts in the Retail segment reflect the reclassification and inclusion of one property that was previously part of the Multi-Tenant Retail segment, which was not included in the Multi-Tenant Retail Disposition.
(2) In connection with the Company’s conclusion that it now operates in three reportable segments, the Company’s goodwill allocation by segment is as follows as of December 31, 2025: (1) Industrial & Distribution: $25.8 million; (2) Single-Tenant Retail: $8.2 million; and (3) Office: $11.8 million.
Geographic Information
Other than the U.S. and United Kingdom, no country or tenant individually comprised more than 10% of the Company’s annualized revenue from tenants on a straight-line basis, or total long-lived assets at December 31, 2025. The following tables present the geographic information for Revenue from tenants and Investments in real estate:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenue from tenants:
United States	$341,643	$420,616	$295,784
United Kingdom	84,718	84,678	86,916
Europe	65,810	61,322	59,823
Canada	3,115	3,177	3,238
Total	$495,286	$569,793	$445,761

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

	December 31,
(In thousands)	2025	2024
Investments in real estate, gross:
United States	$3,629,799	$4,231,893
United Kingdom	554,792	799,624
Europe	554,965	554,133
Canada	38,050	36,292
Total	$4,777,606	$5,621,942

Acquired Intangible Liabilities, Gross
United States	$24,808	$30,983
United Kingdom	5,565	5,279
Europe	6,200	10,669
Canada	20	19
Total	$36,593	$46,950

Note 18 — Income Taxes
The components of income tax expense for the periods presented are as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net (Loss) Income Before Income Tax:
Domestic	$(177,115)	$(70,977)	$(97,755)
Foreign	63,169	(3,939)	(78,988)
Net loss before income tax	(113,946)	(74,916)	(176,743)
Loss from discontinued operations	(89,710)	(52,211)	(20,692)
Total net loss before income tax:	$(203,656)	$(127,127)	$(197,435)

Income Taxes:
Current:
State and Local	$300	$134	$199
Foreign	9,761	4,569	16,656
Total income taxes, current	10,061	4,703	16,855
Deferred:
State and Local	—	—	—
Foreign	11,740	(258)	(2,380)
Total income taxes, deferred	11,740	(258)	(2,380)
Total Income Tax Expense	$21,801	$4,445	$14,475

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The components of cash paid for income taxes for the year ended December 31, 2025 were as follows:

Year Ended December 31,
(In thousands)	2025
United States	$785
United Kingdom	7,389
Netherlands	2,113
All other jurisdictions	211
Total cash paid for income taxes	$10,498

A reconciliation of effective income tax for the year ended December 31, 2025 is as follows:

	Year Ended December 31,
(In thousands)	2025
	Amount	%
U.S. Federal Statutory Tax Rate	(42,767)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect	300	(0.1)%
Foreign Tax effects:
United Kingdom
Statutory tax rate difference between United Kingdom and United States	(7,194)	3.5%
Foreign financing activities	1,847	(0.9)%
Change in valuation allowance	1,033	(0.5)%
Other	2,994	(1.5)%
Netherlands
Statutory tax rate difference between Netherlands and United States	116	(0.1)%
Foreign financing activities	179	(0.1)%
Change in valuation allowance	4,798	(2.4)%
Other	1,525	(0.7)%
Other Foreign Jurisdictions
Statutory tax rate difference between other foreign jurisdictions and United States	235	(0.1)%
Foreign financing activities	2,715	(1.3)%
Change in valuation allowance	(702)	0.3%
Other	862	(0.4)%
Nontaxable or Nondeductible Items
Other	(173)	0.1%
Other Adjustments
Tax adjustments related to REIT	56,033	(27.5)%
Effective Tax Rate	$21,801	(10.7)%

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
A reconciliation of effective income tax for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Tax benefit at statutory rates	$(26,651)	$(41,461)
Foreign rate differential	(295)	1,139
Foreign financing activities	7,721	11,047
Tax adjustments related to REIT	25,871	24,874
Deferred tax assets generated in the current year added to valuation allowance	(1,388)	5,949
Other	(813)	12,927
Total income tax expense	$4,445	$14,475
Deferred Income Taxes
Deferred income taxes as of the periods presented consists of the following:

	December 31,
(In thousands)	2025	2024
Deferred Tax Assets
Basis differences	$15,498	$14,924
Net operating loss carryforwards	8,061	3,205
Total deferred tax assets	23,559	18,129
Valuation allowance	(18,392)	(13,263)
Net deferred tax assets	5,167	4,866
Deferred Tax Liabilities
Basis differences	(16,381)	(4,170)
Straight-line rent	(1,415)	(1,307)
Total deferred tax liabilities	(17,796)	(5,477)
Net Deferred Tax Liability	$(12,629)	$(611)

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
As of December 31, 2025, foreign net operating loss carryforwards were $40.4 million, which will begin to expire in 2028.

Note 19 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Dispositions

GLOBAL NET LEASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The Company disposed of seven properties subsequent to December 31, 2025 for an aggregate price of approximately $57.3 million.
Common Stock Repurchases
Subsequent to December 31, 2025, the Company purchased 1,807,714 shares of its Common Stock under its Share Repurchase Program for $15.9 million.

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
McDonald's Corporation	Carlisle	United Kingdom	Oct. 2012	$—		$432	$819	$—	$—	1,251	$270
Wickes	Blackpool	United Kingdom	May. 2013	—		1,817	1,815	—	—	3,632	842
Everything Everywhere	Merthyr Tydfil	United Kingdom	Jun. 2013	—		3,700	2,143	—	—	5,843	896
Thames Water	Swindon	United Kingdom	Jul. 2013	—		3,700	3,968	(891)	(2,194)	4,583	—
Wickes	Tunstall	United Kingdom	Jul. 2013	—		942	2,002	—	—	2,944	911
PPD Global Labs	Highland Heights	KY	Aug. 2013	—	(9)	2,001	5,162	—	—	7,163	1,931
Wickes	Clifton	United Kingdom	Nov. 2013	—		1,346	1,752	—	—	3,098	781
XPO Logistics Freight, Inc.	Aurora	NE	Nov. 2013	—	(10)	295	1,470	—	—	1,765	747
XPO Logistics Freight, Inc.	Grand Rapids	MI	Nov. 2013	—	(10)	945	1,247	—	—	2,192	633
XPO Logistics Freight, Inc.	Riverton	IL	Nov. 2013	—	(10)	344	707	—	39	1,090	368
XPO Logistics Freight, Inc.	Salina	KS	Nov. 2013	—	(10)	461	1,622	—	—	2,083	824
XPO Logistics Freight, Inc.	Uhrichsville	OH	Nov. 2013	—	(10)	380	780	—	48	1,208	398
XPO Logistics Freight, Inc.	Vincennes	IN	Nov. 2013	—	(10)	220	633	—	—	853	334
XPO Logistics Freight, Inc.	Waite Park	MN	Nov. 2013	—	(10)	366	700	—	—	1,066	357
Rheinmetall	Neuss	Germany	Jan. 2014	—		6,037	16,948	—	76	23,061	5,562
GE Aviation	Grand Rapids	MI	Jan. 2014	—	(7)	3,174	27,076	—	2,353	32,603	8,726
Crown Crest	Leicester	United Kingdom	Feb. 2014	—		7,733	31,934	—	—	39,667	11,051
Trane	Davenport	IA	Feb. 2014	—		291	1,968	—	—	2,259	762
Aviva	Sheffield	United Kingdom	Mar. 2014	—		2,923	33,129	—	—	36,052	10,317
DFS Trading	Brigg	United Kingdom	Mar. 2014	—		1,366	3,873	—	—	5,239	1,365
DFS Trading	Carcroft	United Kingdom	Mar. 2014	—		312	2,238	—	—	2,550	830
DFS Trading	Carcroft	United Kingdom	Mar. 2014	—		1,148	4,548	—	—	5,696	1,483
DFS Trading	Darley Dale	United Kingdom	Mar. 2014	—		1,344	3,449	—	—	4,793	1,241
DFS Trading	Somercotes	United Kingdom	Mar. 2014	—		790	2,819	—	—	3,609	1,194
Government Services Administration (GSA)	Franklin	TN	Mar. 2014	—		4,160	30,083	—	561	34,804	9,533
National Oilwell	Williston	ND	Mar. 2014	—		211	3,513	—	—	3,724	1,482
Government Services Administration (GSA)	Dover	DE	Apr. 2014	—		1,097	1,715	—	721	3,533	701
Government Services Administration (GSA)	Germantown	PA	Apr. 2014	—		1,097	3,573	—	22	4,692	1,127
OBI DIY	Mayen	Germany	Apr. 2014	—		1,316	7,852	—	200	9,368	2,818
DFS Trading	South Yorkshire	United Kingdom	Apr. 2014	—		—	1,407	—	—	1,407	664
DFS Trading	Yorkshire	United Kingdom	Apr. 2014	—		—	1,833	—	—	1,833	581
Government Services Administration (GSA)	Dallas	TX	Apr. 2014	—		484	2,934	—	—	3,418	918
Government Services Administration (GSA)	Mission	TX	Apr. 2014	—		618	3,145	—	208	3,971	1,060

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Government Services Administration (GSA)	International Falls	MN	May. 2014	—	(7)	350	11,182	—	634	12,166	3,611
Indiana Department of Revenue	Indianapolis	IN	May. 2014	—		891	7,677	—	433	9,001	2,594
National Oilwell	Pleasanton	TX	May. 2014	—		202	1,643	—	—	1,845	654
Nissan	Murfreesboro	TN	May. 2014	—	(7)	966	19,573	—	—	20,539	5,945
Government Services Administration (GSA)	Lakewood	CO	Jun. 2014	—		1,220	7,928	—	686	9,834	2,542
Lippert Components	South Bend	IN	Jun. 2014	—	(7)	3,195	6,883	—	1,540	11,618	2,185
Axon Energy Products	Houston	TX	Jun. 2014	—		294	2,310	—	—	2,604	759
Axon Energy Products	Houston	TX	Jun. 2014	—		416	5,186	—	—	5,602	1,651
Bell Supply Co	Carrizo Springs	TX	Jun. 2014	—		260	1,445	—	—	1,705	546
Bell Supply Co	Cleburne	TX	Jun. 2014	—		301	323	—	—	624	136
Bell Supply Co	Frierson	LA	Jun. 2014	—		260	1,054	—	—	1,314	551
Bell Supply Co	Gainesville	TX	Jun. 2014	—		131	1,420	—	—	1,551	453
Bell Supply Co	Killdeer	ND	Jun. 2014	—		307	1,250	—	—	1,557	461
Bell Supply Co	Williston	ND	Jun. 2014	—		162	2,323	—	—	2,485	772
GE Oil & Gas	Canton	OH	Jun. 2014	—		437	3,039	—	300	3,776	1,144
GE Oil & Gas	Odessa	TX	Jun. 2014	—		1,611	3,322	—	—	4,933	1,973
Lhoist	Irving	TX	Jun. 2014	—		173	2,154	—	125	2,452	868
Select Energy Services	DeBerry	TX	Jun. 2014	—		533	7,551	—	—	8,084	3,820
Bell Supply Co	Jacksboro	TX	Jun. 2014	—		51	657	—	—	708	345
Bell Supply Co	Kenedy	TX	Jun. 2014	—		190	1,669	—	—	1,859	692
Select Energy Services	Alice	TX	Jun. 2014	—		518	1,331	—	—	1,849	474
Select Energy Services	Dilley	TX	Jun. 2014	—		429	1,777	—	—	2,206	746
Select Energy Services	Kenedy	TX	Jun. 2014	—		815	8,355	—	—	9,170	3,007
Superior Energy Services	Gainesville	TX	Jun. 2014	—		322	480	—	—	802	156
Superior Energy Services	Jacksboro	TX	Jun. 2014	—		408	312	—	—	720	139
Amcor Packaging	Workington	United Kingdom	Jun. 2014	—		1,171	6,905	—	—	8,076	2,566
Government Services Administration (GSA)	Raton	NM	Jun. 2014	—		93	875	—	90	1,058	297
FedEx	Amarillo	TX	Jul. 2014	—		889	6,446	—	—	7,335	2,411
FedEx	Chicopee	MA	Jul. 2014	—		1,030	7,022	—	2,104	10,156	4,178
FedEx	San Antonio	TX	Jul. 2014	—	(10)	3,283	17,756	—	598	21,637	5,639
Sandoz	Princeton	NJ	Jul. 2014	—	(7)	7,766	31,994	—	12,091	51,851	20,562
Wyndham	Branson	MO	Jul. 2014	—		881	3,307	—	—	4,188	1,087
Government Services Administration (GSA)	Fort Fairfield	ME	Jul. 2014	—		26	9,315	—	—	9,341	2,715

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
AT&T Services, Inc.	San Antonio	TX	Jul. 2014	—	(11)	5,312	41,201	—	—	46,513	11,879
PNC Bank	Erie	PA	Jul. 2014	—	(9)	242	6,195	—	—	6,437	1,824
Fujitsu Office Properties	Manchester	United Kingdom	Jul. 2014	—		3,800	41,133	—	6,086	51,019	12,579
BP Oil	Wootton Bassett	United Kingdom	Aug. 2014	—		616	2,664	—	—	3,280	845
HBOS	Derby	United Kingdom	Aug. 2014	—		618	6,230	(354)	(4,363)	2,131	76
HBOS	St. Helens	United Kingdom	Aug. 2014	—		234	3,530	(173)	(2,914)	677	—
HBOS	Warrington	United Kingdom	Aug. 2014	—		447	2,109	(231)	(1,451)	874	—
Malthurst	Shiptonthorpe	United Kingdom	Aug. 2014	—		284	2,016	—	—	2,300	704
Malthurst	Yorkshire	United Kingdom	Aug. 2014	—		503	1,320	—	—	1,823	603
Stanley Black & Decker	Westerville	OH	Aug. 2014	—		958	6,933	—	5,230	13,121	3,322
Capgemini	Birmingham	United Kingdom	Aug. 2014	—		1,675	15,880	—	5,159	22,714	6,242
Government Services Administration (GSA)	Rangeley	ME	Aug. 2014	—		1,377	4,746	—	1,104	7,227	1,835
Hewlett-Packard	Newcastle	United Kingdom	Sep. 2014	—		1,157	19,263	—	—	20,420	5,747
Intier Automotive	Redditch	United Kingdom	Sep. 2014	—		1,195	9,460	—	—	10,655	3,140
Waste Management	Winston-Salem	NC	Sep. 2014	—		494	3,235	—	—	3,729	987
Dollar General	Allen	OK	Sep. 2014	—	(12)	99	793	—	—	892	254
Dollar General	Cherokee	KS	Sep. 2014	—	(12)	27	769	—	—	796	249
Dollar General	Clearwater	KS	Sep. 2014	—	(12)	90	785	—	—	875	254
Dollar General	Dexter	NM	Sep. 2014	—	(12)	329	585	—	—	914	189
Dollar General	Elmore City	OK	Sep. 2014	—	(12)	21	742	—	—	763	243
Dollar General	Eunice	NM	Sep. 2014	—	(12)	269	569	—	—	838	186
Dollar General	Gore	OK	Sep. 2014	—	(12)	143	813	—	—	956	263
Dollar General	Kingston	OK	Sep. 2014	—	(12)	81	778	—	—	859	253
Dollar General	Lordsburg	NM	Sep. 2014	—	(12)	212	719	—	—	931	231
Dollar General	Lyons	KS	Sep. 2014	—	(12)	120	970	—	—	1,090	310
Dollar General	Mansfield	LA	Sep. 2014	—	(12)	169	812	—	—	981	261
Dollar General	Neligh	NE	Sep. 2014	—	(12)	83	1,045	—	—	1,128	326
Dollar General	Norman	OK	Sep. 2014	—	(12)	40	913	—	—	953	293
Dollar General	Peggs	OK	Sep. 2014	—	(12)	72	879	—	—	951	282
Dollar General	Santa Rosa	NM	Sep. 2014	—	(12)	324	575	—	—	899	186
Dollar General	Sapulpa	OK	Sep. 2014	—	(12)	143	745	—	—	888	246
Dollar General	Schuyler	NE	Sep. 2014	—	(12)	144	905	—	—	1,049	286
Dollar General	Tahlequah	OK	Sep. 2014	—	(12)	132	925	—	—	1,057	294
Dollar General	Townville	PA	Sep. 2014	—	(12)	78	882	—	—	960	299
Dollar General	Valley Falls	KS	Sep. 2014	—	(12)	51	922	—	—	973	288

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General	Wymore	NE	Sep. 2014	—	(12)	21	872	—	—	893	277
FedEx	Bohemia	NY	Sep. 2014	—	(7)	4,838	19,596	—	1,605	26,039	6,552
FedEx	Watertown	NY	Sep. 2014	—		561	4,757	—	—	5,318	1,625
Shaw Aero	Naples	FL	Sep. 2014	—	(14)	998	22,332	—	900	24,230	6,760
Mallinckrodt	St. Louis	MO	Sep. 2014	—	(9)	1,499	16,828	—	—	18,327	4,976
Kuka Warehouse	Sterling Heights	MI	Sep. 2014	—	(14)	1,227	10,790	—	—	12,017	3,190
Trinity Health	Livonia	MI	Sep. 2014	—		4,273	16,574	—	11,721	32,568	8,607
FedEx	Hebron	KY	Sep. 2014	—		1,106	7,750	—	338	9,194	2,544
FedEx	Lexington	KY	Sep. 2014	—	(14)	1,118	7,961	—	—	9,079	2,454
DNV GL	Dublin	OH	Oct. 2014	—		2,509	3,140	—	746	6,395	1,136
Rexam	Reckinghausen	Germany	Oct. 2014	—		828	11,652	—	—	12,480	3,459
FedEx	Lake Charles	LA	Oct. 2014	—	(11)	255	7,485	—	572	8,312	2,803
Onguard	Havre De Grace	MD	Oct. 2014	—	(14)	2,216	6,585	—	1,624	10,425	3,164
Metro Tonic	Halle Peissen	Germany	Oct. 2014	—		7,135	49,983	—	3,748	60,866	16,457
Tokmanni	Matsala	Finland	Nov. 2014	—	(6)	1,849	55,956	—	—	57,805	17,336
Government Services Administration (GSA)	Rapid City	SD	Nov. 2014	—		504	7,837	—	—	8,341	2,368
KPN BV	Houten	Netherlands	Nov. 2014	—		1,655	20,249	—	—	21,904	5,740
Follett School	McHenry	IL	Dec. 2014	—	(14)	3,423	15,600	—	2,307	21,330	5,780
AM Castle	Wichita	KS	Dec. 2014	—	(14)	426	6,681	—	509	7,616	2,063
FedEx	Billerica	MA	Dec. 2014	—		1,138	6,674	—	1,024	8,836	2,644
Constellium Auto	Van Buren	MI	Dec. 2014	—	(7)	1,180	13,781	—	7,875	22,836	9,939
FedEx	Salina	UT	Mar. 2015	—		428	3,447	—	—	3,875	1,387
FedEx	Pierre	SD	Apr. 2015	—		—	3,288	—	—	3,288	1,273
Crowne Group	Logansport	IN	Aug. 2015	—		1,843	5,430	—	—	7,273	1,835
Crowne Group	Marion	SC	Aug. 2015	—		386	7,993	—	—	8,379	2,466
Mapes & Sprowl	Elk Grove Village	IL	Sep. 2015	—	(10)	954	4,619	—	—	5,573	1,301
National Oilwell	Pleasanton	TX	Sep. 2015	—		80	3,372	—	—	3,452	1,009
Office Depot	Venlo	Netherlands	Sep. 2015	—		3,661	16,192	—	—	19,853	5,026
Finnair	Helinski	Finland	Sep. 2015	—	(6)	2,642	75,285	—	—	77,927	20,970
Hannibal	Houston	TX	Sep. 2015	—	(14)	2,090	11,138	—	—	13,228	3,006
FedEx	Mankato	MN	Sep. 2015	—		472	6,780	—	—	7,252	2,347
Auchan	Beychac-et-Caillau	France	Dec. 2016	—		4,251	13,825	—	5,953	24,029	5,125
DCNS	Guipavas	France	Dec. 2016	—		1,984	15,049	—	65	17,098	3,751
Deutsche Bank	Kirchberg	Luxembourg	Dec. 2016	—		15,164	51,579	—	809	67,552	12,103
FedEx	Greensboro	NC	Dec. 2016	—		1,820	8,252	—	—	10,072	2,580

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Harper Collins	Glasgow	United Kingdom	Dec. 2016	—		10,631	54,304	—	—	64,935	13,549
ID Logistics	Landersheim	France	Dec. 2016	—		2,023	8,502	—	43	10,568	2,092
ID Logistics	Moreuil	France	Dec. 2016	—		3,123	6,316	—	—	9,439	1,633
ID Logistics	Weilbach	Germany	Dec. 2016	—		1,398	9,239	—	—	10,637	2,170
ING Bank	Amsterdam Zuidoos	Netherlands	Dec. 2016	—		—	76,450	—	(32,440)	44,010	—
NCR Financial Solutions Group	Dundee	United Kingdom	Dec. 2016	—		2,705	8,653	—	—	11,358	2,425
Pole Emploi	Marseille	France	Dec. 2016	—		837	8,824	—	102	9,763	2,037
Cott Beverages	Sikeston	MO	Feb. 2017	—	(14)	456	8,291	—	147	8,894	1,979
FedEx	Great Falls	MT	Mar. 2017	—	(9)	326	5,439	—	—	5,765	1,726
FedEx	Morgantown	WV	Mar. 2017	—	(7)	4,661	8,401	—	—	13,062	2,105
Bridgestone Tire	Mt. Olive Twp	NJ	Sep. 2017	—	(8)	916	5,088	—	—	6,004	1,163
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	210	1,753	—	—	1,963	419
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	300	3,936	—	491	4,727	1,253
NSA Industries	St. Johnsbury	VT	Oct. 2017	—	(8)	270	3,858	—	—	4,128	937
GKN Aerospace	Blue Ash	OH	Oct. 2017	—	(8)	790	4,079	—	—	4,869	962
Tremec	Wixom	MI	Nov. 2017	—	(8)	1,002	17,376	—	—	18,378	4,117
NSA Industries	Groveton	NH	Dec. 2017	—	(8)	59	3,517	—	—	3,576	723
Cummins	Omaha	NE	Dec. 2017	—	(8)	1,448	6,469	—	—	7,917	1,620
Government Services Administration (GSA)	Gainsville	FL	Dec. 2017	—		451	6,016	—	522	6,989	1,281
Chemours	Pass Christian	MS	Feb. 2018	—	(10)	382	16,149	—	—	16,531	3,841
Lee Steel	Wyoming	MI	Mar. 2018	—		504	7,256	—	—	7,760	1,474
Fiat Chrysler	Sterling Heights	MI	Mar. 2018	—		1,855	13,623	—	—	15,478	3,180
FedEx	Blackfoot	ID	Jun. 2018	—	(10)	350	6,882	—	—	7,232	2,381
DuPont Pioneer	Spencer	IA	Jun. 2018	—		273	6,718	—	607	7,598	1,748
Rubbermaid	Akron	OH	Jul. 2018	—	(10)	1,221	17,145	—	—	18,366	3,268
NetScout	Allen	TX	Aug. 2018	—	(9)	2,115	41,486	—	—	43,601	7,809
Bush Industries	Jamestown	NY	Sep. 2018	—	(10)	1,535	14,818	—	—	16,353	2,904
FedEx	Greenville	NC	Sep. 2018	—	(10)	581	9,744	—	—	10,325	3,572
Penske	Romulus	MI	Nov. 2018	70,000		4,701	105,826	—	361	110,888	20,415
NSA Industries	Georgetown	MA	Nov. 2018	—		1,100	6,059	—	1,198	8,357	1,799
LKQ Corp.	Cullman	AL	Dec. 2018	—		61	3,781	—	—	3,842	759
Grupo Antolin North America, Inc.	Shelby Township	MI	Dec. 2018	—	(14)	1,941	41,648	—	—	43,589	8,074
Walgreens	Pittsburgh	PA	Dec. 2018	—	(14)	1,701	13,718	—	—	15,419	2,689
VersaFlex	Kansas City	KS	Dec. 2018	—	(14)	519	7,581	—	—	8,100	1,382
Cummins	Gillette	WY	Mar. 2019	—	(11)	1,197	5,470	—	805	7,472	1,322

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Sierra Nevada Corp.	Colorado Springs	CO	Apr. 2019	—		—	16,105	—	—	16,105	2,951
EQT Corp.	Waynesburg	PA	Apr. 2019	—	(11)	875	11,126	—	—	12,001	2,195
Hanes	Calhoun	GA	Apr. 2019	—	(11)	731	8,104	—	—	8,835	1,711
Union Partners	Aurora	IL	May. 2019	—		929	11,621	—	—	12,550	2,065
Union Partners	Dearborn	MI	May. 2019	—	(11)	3,028	11,645	(1,217)	(5,973)	7,483	—
ComDoc	North Canton	OH	Jun. 2019	—	(11)	602	15,128	—	—	15,730	2,921
Metal Technologies	Bloomfield	IN	Jun. 2019	—	(11)	277	9,552	—	—	9,829	1,922
Encompass Health	Birmingham	AL	Jun. 2019	—	(11)	1,746	55,568	—	612	57,926	9,209
Heatcraft	Tifton	GA	Jun. 2019	—	(11)	346	9,064	—	—	9,410	1,500
CF Sauer SLB	Mauldin	SC	Aug. 2019	—	(14)	40	343	—	—	383	66
CF Sauer SLB	Mauldin	SC	Aug. 2019	—	(14)	232	15,488	—	—	15,720	2,657
CF Sauer SLB	Mauldin	SC	Aug. 2019	—	(14)	348	4,747	—	—	5,095	996
CF Sauer SLB	Mauldin	SC	Aug. 2019	—	(14)	190	9,488	—	—	9,678	1,624
CF Sauer SLB	Orlando	FL	Aug. 2019	—	(14)	237	351	—	—	588	80
CF Sauer SLB	San Luis Obispo	CA	Aug. 2019	—	(14)	2,201	12,884	—	—	15,085	2,295
SWECO	Florence	KY	Sep. 2019	—		2,080	21,924	—	—	24,004	4,239
Viavi Solutions	Santa Rosa	CA	Sep. 2019	—		3,061	5,929	—	2,358	11,348	1,922
Viavi Solutions	Santa Rosa	CA	Sep. 2019	—		3,073	7,130	—	2,171	12,374	2,081
Faurecia	Auburn Hills	MI	Dec. 2019	—		3,310	38,278	—	2,095	43,683	7,710
Plasma	Garland	TX	Dec. 2019	—		595	2,421	—	—	3,016	475
Plasma	El Paso	TX	Dec. 2019	—		72	2,478	—	—	2,550	380
Plasma	Hickory	NC	Dec. 2019	—		494	3,702	—	—	4,196	624
Plasma	Lake Charles	LA	Dec. 2019	—		301	1,730	—	—	2,031	309
Plasma	Mission	TX	Dec. 2019	—		275	1,735	—	—	2,010	297
Plasma	Meridian	MS	Dec. 2019	—		203	2,965	—	—	3,168	505
Plasma	Peoria	IL	Dec. 2019	—		206	2,578	—	—	2,784	417
Whirlpool	Cleveland	TN	Dec. 2019	—		2,230	20,923	—	—	23,153	3,739
Whirlpool	Clyde	OH	Dec. 2019	—		1,641	20,072	—	—	21,713	3,489
Whirlpool	Clyde	OH	Dec. 2019	—		3,559	17,283	—	—	20,842	3,523
Whirlpool	Findlay	OH	Dec. 2019	—		1,344	22,624	—	—	23,968	3,693
Whirlpool	Marion	OH	Dec. 2019	—		1,876	27,850	—	—	29,726	4,600
Whirlpool	Ottawa	OH	Dec. 2019	—		3,155	19,919	—	24,592	47,666	8,789
FedEx	Bathurst	Canada	Dec. 2019	—		37	2,094	—	—	2,131	503
FedEx	Woodstock	Canada	Dec. 2019	—		408	3,663	—	—	4,071	744
NSA Industries	Franklin	NH	Dec. 2019	—		237	7,968	(3)	6,006	14,208	2,381
Viavi	Santa Rosa	CA	Jan. 2020	—		3,209	4,203	—	1,482	8,894	1,388

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
CSTK	St. Louis	MO	Feb. 2020	—	(14)	3,405	8,155	—	(1,166)	10,394	1,237
Metal Technologies	Bloomfield	IN	Feb. 2020	—		167	1,034	—	—	1,201	209
Whirlpool	Fabriano	ITA	Feb. 2020	—		223	5,271	—	—	5,494	781
Whirlpool	Fabriano	ITA	Feb. 2020	—		2,603	15,067	—	—	17,670	2,439
FedEx	Moncton	Canada	Mar. 2020	—		288	2,873	—	—	3,161	535
Klaussner	Asheboro	NC	Mar. 2020	—		4,102	10,420	—	—	14,522	1,735
Plasma	Danville	VA	May. 2020	—		434	2,209	—	—	2,643	365
Plasma	Des Moines	IA	May. 2020	—		254	2,827	—	—	3,081	426
Plasma	Youngstown	OH	May. 2020	—		41	4,600	—	—	4,641	661
Plasma	Dayton	OH	May. 2020	—		61	1,796	—	—	1,857	267
Klaussner	Asheboro	NC	Jun. 2020	—		2,438	3,025	—	—	5,463	438
NSA Industries	Franklin	NH	Jun. 2020	—		161	2,857	—	—	3,018	506
Johnson Controls	Manchester	United Kingdom	Sep. 2020	—		—	10,651	—	—	10,651	1,500
Johnson Controls	Manchester	United Kingdom	Sep. 2020	—		—	1,491	—	—	1,491	250
Broadridge Financial Solutions	El Dorado Hills	CA	Nov. 2020	—		5,524	47,050	—	—	52,574	6,654
Broadridge Financial Solutions	Kansas City	MO	Nov. 2020	—		5,731	27,736	—	—	33,467	3,829
Broadridge Financial Solutions	South Windsor	CT	Nov. 2020	—		6,473	32,490	—	—	38,963	4,927
Broadridge Financial Solutions	Falconer	NY	Nov. 2020	—		355	16,492	—	—	16,847	2,224
ZF Active Safety	Findlay	OH	Dec. 2020	—	(14)	1,231	21,410	—	—	22,641	2,968
Johnson Controls	Montigny-Le-Bretonneux	France	Dec. 2020	—		1,146	3,016	—	—	4,162	402
FCA USA	Detroit	MI	Dec. 2020	—	(14)	5,125	95,485	973	564	102,147	12,884
Momentum Manufacturing Group	Amherst	NH	Apr. 2021	—		498	5,233	—	—	5,731	708
Cameron International	Pearsall	TX	Apr. 2021	—		298	6,356	—	—	6,654	974
Trafalgar Court	St. Peter Port	Channel Islands	Sep. 2021	—		12,098	57,790	—	1,450	71,338	6,367
Walmart Inc.	Bentonville	AR	Oct. 2021	—		4,358	33,231	—	—	37,589	3,941
Pilot Point Steel	Hallettsville	TX	Oct. 2021	—		386	3,085	—	—	3,471	531
Pilot Point Steel	Pilot Point	TX	Oct. 2021	—		854	7,184	—	—	8,038	966
Promess Incorporated	Brighton	MI	Dec. 2021	—		299	6,170	—	—	6,469	679
Promess Incorporated	Brighton	MI	Dec. 2021	—		278	1,824	—	—	2,102	225
Promess Incorporated	Brighton	MI	Dec. 2021	—		288	1,758	—	—	2,046	201
Thetford Corporation	Ann Arbor	MI	Dec. 2021	—		1,353	8,197	—	—	9,550	1,000
Thetford Corporation	Dexter	MI	Dec. 2021	—		3,307	10,248	—	—	13,555	1,227
Thetford Corporation	Mishawaka	IN	Dec. 2021	—		616	4,659	—	—	5,275	563
PFB America Corporation	Blissfield	MI	Dec. 2021	—		219	2,121	—	—	2,340	275
PFB America Corporation	Blissfield	MI	Dec. 2021	—		118	651	—	—	769	80
PFB America Corporation	Lebanon	OH	Dec. 2021	—		398	4,718	—	—	5,116	523

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
PFB America Corporation	Lester Prairie	MN	Dec. 2021	—		448	5,817	—	—	6,265	655
Plasti-Fab Ltd	Crossfield	Canada	Dec. 2021	—		839	5,404	—	—	6,243	618
Plasti-Fab Ltd	Crossfield	Canada	Dec. 2021	—		2,180	4,484	—	—	6,664	549
Plasti-Fab Ltd	Kitchener	Canada	Dec. 2021	—		3,025	7,010	—	—	10,035	744
Plasti-Fab Ltd	Winnipeg	Canada	Dec. 2021	—		1,006	330	—	—	1,336	46
Thetford Corporation	Etten-Leur	Netherlands	Dec. 2021	—		4,088	16,601	—	—	20,689	1,905
Executive Mailing Service	Palos Hills	IL	Apr. 2022	—		2,061	9,339	(566)	(2,992)	7,842	222
Caledonia House	Glasgow	United Kingdom	May. 2022	—		1,617	12,087	—	—	13,704	1,177
Momentum Manufacturing Group	Georgetown	MA	Jun. 2022	—		610	5,349	—	—	5,959	502
Wallgreens Boots Alliance Inc.	Coventry	United Kingdom	Jan. 2023	—		—	3,585	—	—	3,585	262
Wallgreens Boots Alliance Inc.	Stortford	United Kingdom	Jan. 2023	—		503	1,803	—	—	2,306	131
Wallgreens Boots Alliance Inc.	`	United Kingdom	Jan. 2023	—		876	2,998	—	—	3,874	219
Wallgreens Boots Alliance Inc.	Southhampton	United Kingdom	Jan. 2023	—		1,785	3,982	—	—	5,767	292
Wallgreens Boots Alliance Inc.	Poole	United Kingdom	Jan. 2023	—		—	4,761	—	—	4,761	348
Wallgreens Boots Alliance Inc.	Taunton	United Kingdom	Jan. 2023	—		535	3,601	—	—	4,136	264
Wallgreens Boots Alliance Inc.	Glouchester	United Kingdom	Jan. 2023	—		390	5,736	—	—	6,126	422
Wallgreens Boots Alliance Inc.	Tunbrdige Wells	United Kingdom	Jan. 2023	—		1,102	6,361	—	—	7,463	464
Dollar General I	Mission	TX	Sep. 2023	—		250	654	—	—	904	45
Dollar General I	Sullivan	MO	Sep. 2023	—		260	663	—	—	923	46
Walgreens I	Pine Bluff	AR	Sep. 2023	—	(12)	840	2,014	—	—	2,854	140
Dollar General II	Bogalusa	LA	Sep. 2023	—		280	688	—	—	968	48
Dollar General II	Donaldsonville	LA	Sep. 2023	—		260	614	—	—	874	43
AutoZone I	Cut Off	LA	Sep. 2023	—		330	858	—	—	1,188	59
Dollar General III	Athens	MI	Sep. 2023	—		250	654	—	—	904	45
Dollar General III	Fowler	MI	Sep. 2023	—		260	651	—	—	911	45
Dollar General III	Hudson	MI	Sep. 2023	—		270	671	—	—	941	47
Dollar General III	Muskegon	MI	Sep. 2023	—		290	620	—	—	910	43
Dollar General III	Reese	MI	Sep. 2023	—		260	650	—	—	910	45
BSFS I	Fort Myers	FL	Sep. 2023	—		800	2,255	—	—	3,055	154
Dollar General IV	Bainbridge	GA	Sep. 2023	—		250	559	—	—	809	40
Dollar General IV	Vanleer	TN	Sep. 2023	—		230	552	—	—	782	38
Tractor Supply I	Vernon	CT	Sep. 2023	—		950	3,016	—	—	3,966	207
Dollar General V	Meraux	LA	Sep. 2023	—		520	1,326	—	—	1,846	92
Mattress Firm I	Tallahassee	FL	Sep. 2023	—	(12)	510	1,355	—	—	1,865	94
Lowe's I	Fayetteville	NC	Sep. 2023	—		—	10,178	—	—	10,178	678
Lowe's I	Macon	GA	Sep. 2023	—		—	12,230	—	—	12,230	812
Lowe's I	New Bern	NC	Sep. 2023	—	(12)	3,050	6,794	—	—	9,844	486

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Lowe's I	Rocky Mount	NC	Sep. 2023	—	(12)	3,260	7,390	—	—	10,650	525
O'Reilly Auto Parts I	Manitowoc	WI	Sep. 2023	—		220	631	—	—	851	46
Food Lion I	Charlotte	NC	Sep. 2023	—		1,660	5,890	—	—	7,550	413
Lowe's I	Aiken	SC	Sep. 2023	—		—	6,963	—	—	6,963	482
Dollar General VII	Gasburg	VA	Sep. 2023	—		270	717	—	—	987	50
Dollar General VI	Natalbany	LA	Sep. 2023	—		320	844	—	—	1,164	58
Walgreens II	Tucker	GA	Sep. 2023	—		—	3,963	—	—	3,963	260
Family Dollar III	Challis	ID	Sep. 2023	—		280	663	—	—	943	47
Chili's I	Lake Jackson	TX	Sep. 2023	—		600	1,586	—	—	2,186	109
Chili's I	Victoria	TX	Sep. 2023	—		680	1,703	—	—	2,383	118
CVS I	Anniston	AL	Sep. 2023	—		580	1,621	—	—	2,201	111
Tire Kingdom I	Lake Wales	FL	Sep. 2023	—		510	1,417	—	—	1,927	97
AutoZone II	Temple	GA	Sep. 2023	—		370	814	—	—	1,184	57
Dollar General VIII	Stanleytown	VA	Sep. 2023	—		300	833	—	—	1,133	58
Fresenius I	Montevallo	AL	Sep. 2023	—		580	1,425	—	—	2,005	99
Dollar General IX	Mabelvale	AR	Sep. 2023	—		200	519	—	—	719	36
Advance Auto I	Angola	IN	Sep. 2023	—		170	370	—	—	540	27
Arby's I	Hernando	MS	Sep. 2023	—		600	1,485	—	—	2,085	103
CVS II	Holyoke	MA	Sep. 2023	—		—	5,188	—	—	5,188	338
Walgreens III	Lansing	MI	Sep. 2023	—		1,070	2,917	—	—	3,987	201
Walgreens IV	Beaumont	TX	Sep. 2023	—		620	1,618	—	—	2,238	111
Dollar General X	Greenwell Springs	LA	Sep. 2023	—		250	793	—	—	1,043	55
Home Depot I	Birmingham	AL	Sep. 2023	—		9,800	27,391	—	—	37,191	2,047
Home Depot I	Valdosta	GA	Sep. 2023	—		9,250	24,191	—	—	33,441	1,820
New Breed Logistics I	Hanahan	SC	Sep. 2023	—		5,560	10,822	—	63	16,445	874
Truist Bank I	Atlanta	GA	Sep. 2023	—		420	1,128	—	—	1,548	78
Truist Bank I	Fort Pierce	FL	Sep. 2023	—		540	1,370	—	—	1,910	95
Truist Bank I	Nashville	TN	Sep. 2023	—		210	543	—	—	753	38
Truist Bank I	New Market	VA	Sep. 2023	—		320	830	—	—	1,150	57
Truist Bank I	New Smyrna Beach	FL	Sep. 2023	—		890	2,324	—	—	3,214	161
Truist Bank I	Oak Ridge	TN	Sep. 2023	—		430	1,172	—	—	1,602	81
Truist Bank I	Orlando	FL	Sep. 2023	—		590	1,603	—	—	2,193	111
Truist Bank I	Orlando	FL	Sep. 2023	—		890	2,324	—	—	3,214	161
Truist Bank I	Savannah	TN	Sep. 2023	—		380	1,033	—	—	1,413	71
Truist Bank I	Thomson	GA	Sep. 2023	—		360	953	—	—	1,313	66
Truist Bank I	Vinton	VA	Sep. 2023	—		120	324	—	—	444	22

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Truist Bank I	Washington	DC	Sep. 2023	—		730	1,902	—	—	2,632	131
Truist Bank I	Waycross	GA	Sep. 2023	—		420	1,126	—	—	1,546	78
Truist Bank I	Waynesville	NC	Sep. 2023	—		260	702	—	—	962	48
Circle K I	Aledo	IL	Sep. 2023	—		450	1,475	—	—	1,925	101
Circle K I	Bedford	OH	Sep. 2023	—		310	950	—	—	1,260	65
Circle K I	Bloomington	IL	Sep. 2023	—		210	682	—	—	892	47
Circle K I	Bloomington	IL	Sep. 2023	—		190	627	—	—	817	43
Circle K I	Burlington	IA	Sep. 2023	—		160	517	—	—	677	35
Circle K I	Champaign	IL	Sep. 2023	—		195	635	—	—	830	43
Circle K I	Clinton	IA	Sep. 2023	—		240	765	—	—	1,005	52
Circle K I	Galesburg	IL	Sep. 2023	—		250	826	—	—	1,076	56
Circle K I	Jacksonville	IL	Sep. 2023	—		170	545	—	—	715	37
Circle K I	Jacksonville	IL	Sep. 2023	—		130	410	—	—	540	28
Circle K I	Lafayette	IN	Sep. 2023	—		250	784	—	—	1,034	54
Circle K I	Mattoon	IL	Sep. 2023	—		370	1,202	—	—	1,572	82
Circle K I	Morton	IL	Sep. 2023	—		180	611	—	—	791	42
Circle K I	Muscatine	IA	Sep. 2023	—		230	755	—	—	985	52
Circle K I	Paris	IL	Sep. 2023	—		260	845	—	—	1,105	58
Circle K I	Staunton	IL	Sep. 2023	—		510	1,593	—	—	2,103	109
Circle K I	Streetsboro	OH	Sep. 2023	—		240	730	—	—	970	50
Circle K I	Vandalia	IL	Sep. 2023	—		330	1,031	—	—	1,361	71
Circle K I	Virden	IL	Sep. 2023	—		340	1,024	—	—	1,364	70
Walgreens VI	Gillette	WY	Sep. 2023	—		920	2,336	—	—	3,256	161
Walgreens V	Oklahoma City	OK	Sep. 2023	—		1,120	3,162	—	—	4,282	217
FedEx Ground I	Watertown	SD	Sep. 2023	—		780	1,755	—	—	2,535	135
Krystal I	Chattanooga	TN	Sep. 2023	—	(12)	280	689	—	—	969	48
Krystal I	Cleveland	TN	Sep. 2023	—	(12)	380	1,084	—	—	1,464	75
Krystal I	Columbus	GA	Sep. 2023	—	(12)	400	1,009	—	—	1,409	70
Krystal I	Ft. Oglethorpe	GA	Sep. 2023	—	(12)	250	711	—	—	961	49
Krystal I	Jacksonville	FL	Sep. 2023	—	(12)	360	898	—	—	1,258	62
Walgreens VII	Alton	IL	Sep. 2023	—		1,150	2,980	—	—	4,130	206
Walgreens VII	Florissant	MO	Sep. 2023	—		460	1,239	—	—	1,699	85
Walgreens VII	Florissant	MO	Sep. 2023	—		470	1,255	—	—	1,725	87
Walgreens VII	Mahomet	IL	Sep. 2023	—		1,130	2,797	—	—	3,927	194
Walgreens VII	Monroe	MI	Sep. 2023	—		900	2,532	—	—	3,432	174
Walgreens VII	Springfield	IL	Sep. 2023	—		1,080	2,846	—	—	3,926	196

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Walgreens VII	St Louis	MO	Sep. 2023	—		750	1,960	—	—	2,710	135
Walgreens VII	Washington	IL	Sep. 2023	—		930	2,514	—	—	3,444	173
Tractor Supply II	Houghton	MI	Sep. 2023	—		400	1,061	—	—	1,461	75
National Tire & Battery II	Mundelein	IL	Sep. 2023	—		—	3,549	—	—	3,549	232
Tractor Supply III	Harlan	KY	Sep. 2023	—		680	2,080	—	—	2,760	143
Mattress Firm II	Knoxville	TN	Sep. 2023	—		300	767	—	—	1,067	54
Dollar General XI	Greenville	MS	Sep. 2023	—		240	652	—	—	892	45
Talecris Plasma Resources I	Eagle Pass	TX	Sep. 2023	—		810	1,991	—	—	2,801	140
Dollar General XII	Le Center	MN	Sep. 2023	—		260	574	—	—	834	40
Advance Auto II	Bunnell	FL	Sep. 2023	—		380	956	—	—	1,336	67
Advance Auto II	Washington	GA	Sep. 2023	—		250	616	—	—	866	43
Dollar General XIII	Vidor	TX	Sep. 2023	—		230	521	—	—	751	37
FedEx Ground II	Leland	MS	Sep. 2023	—		1,170	2,660	—	—	3,830	206
Burger King I	Algonquin	IL	Sep. 2023	—	(12)	490	1,314	—	—	1,804	91
Burger King I	Antioch	IL	Sep. 2023	—	(12)	380	882	—	—	1,262	62
Burger King I	Celina	OH	Sep. 2023	—		360	890	—	—	1,250	63
Burger King I	Columbiana	OH	Sep. 2023	—		460	1,015	—	—	1,475	71
Burger King I	Fairborn	OH	Sep. 2023	—	(12)	440	1,148	—	—	1,588	80
Burger King I	Girard	OH	Sep. 2023	—		530	1,186	—	—	1,716	83
Burger King I	Grayslake	IL	Sep. 2023	—	(12)	340	797	—	—	1,137	56
Burger King I	Greenville	OH	Sep. 2023	—	(12)	400	1,001	—	—	1,401	70
Burger King I	Gurnee	IL	Sep. 2023	—	(12)	570	1,437	—	—	2,007	101
Burger King I	Madison	OH	Sep. 2023	—		95	—	—	—	95	—
Burger King I	McHenry	IL	Sep. 2023	—	(12)	330	870	—	—	1,200	60
Burger King I	North Fayette	PA	Sep. 2023	—		600	1,306	—	—	1,906	91
Burger King I	North Royalton	OH	Sep. 2023	—		440	1,235	—	—	1,675	100
Burger King I	Poland	OH	Sep. 2023	—		340	742	—	—	1,082	52
Burger King I	Ravenna	OH	Sep. 2023	—		500	1,084	—	—	1,584	76
Burger King I	Round Lake Beach	IL	Sep. 2023	—		730	1,770	—	—	2,500	124
Burger King I	Trotwood	OH	Sep. 2023	—		330	882	—	—	1,212	61
Burger King I	Twinsburg	OH	Sep. 2023	—		420	911	—	—	1,331	64
Burger King I	Waukegan	IL	Sep. 2023	—	(12)	380	926	—	—	1,306	65
Burger King I	Youngstown	OH	Sep. 2023	—		450	1,215	—	—	1,665	84
Burger King I	Youngstown	OH	Sep. 2023	—		570	1,220	—	—	1,790	86
Burger King I	Youngstown	OH	Sep. 2023	—		570	1,311	—	—	1,881	92
Dollar General XIV	Fort Smith	AR	Sep. 2023	—		300	781	—	—	1,081	54

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General XIV	Hot Springs	AR	Sep. 2023	—		300	780	—	—	1,080	54
Dollar General XIV	Royal	AR	Sep. 2023	—		250	614	—	—	864	43
Dollar General XV	Wilson	NY	Sep. 2023	—		290	758	—	—	1,048	53
Mattress Firm I	McDonough	GA	Sep. 2023	—	(12)	390	1,013	—	—	1,403	70
Dollar General XVI	LaFollette	TN	Sep. 2023	—		220	571	—	—	791	39
Family Dollar V	Carrollton	MO	Sep. 2023	—		260	542	—	—	802	38
Family Dollar VI	Walden	CO	Sep. 2023	—		220	590	—	—	810	45
Mattress Firm III	Valdosta	GA	Sep. 2023	—		420	1,121	—	—	1,541	78
Arby's II	Virginia	MN	Sep. 2023	—		320	767	—	—	1,087	53
SAAB Sensis I	Syracuse	NY	Sep. 2023	—		2,970	6,874	—	—	9,844	524
Citizens Bank I	Doylestown	PA	Sep. 2023	—		520	1,332	—	—	1,852	92
Citizens Bank I	Lansdale	PA	Sep. 2023	—		420	1,006	—	—	1,426	70
Citizens Bank I	Lima	PA	Sep. 2023	—		710	1,791	—	—	2,501	124
Citizens Bank I	Philadelphia	PA	Sep. 2023	—		450	1,145	—	—	1,595	79
Citizens Bank I	Philadelphia	PA	Sep. 2023	—		660	1,603	—	—	2,263	110
Citizens Bank I	Philadelphia	PA	Sep. 2023	—		710	1,955	—	—	2,665	134
Citizens Bank I	Philadelphia	PA	Sep. 2023	—		630	1,954	—	—	2,584	133
Citizens Bank I	Richboro	PA	Sep. 2023	—		420	1,080	—	—	1,500	75
Citizens Bank I	Wayne	PA	Sep. 2023	—		1,030	2,920	—	—	3,950	199
Truist Bank II	Bushnell	FL	Sep. 2023	—		320	802	—	—	1,122	56
Truist Bank II	Chattanooga	TN	Sep. 2023	—		300	754	—	—	1,054	52
Truist Bank II	Douglasville	GA	Sep. 2023	—	(12)	400	1,029	—	—	1,429	71
Truist Bank II	Duluth	GA	Sep. 2023	—	(12)	800	1,930	—	—	2,730	134
Truist Bank II	East Ridge	TN	Sep. 2023	—		230	626	—	—	856	43
Truist Bank II	Mauldin	SC	Sep. 2023	—		310	891	—	—	1,201	61
Truist Bank II	Okeechobee	FL	Sep. 2023	—		460	1,274	—	—	1,734	88
Truist Bank II	Panama City	FL	Sep. 2023	—		450	1,243	—	—	1,693	86
Mattress Firm IV	Meridian	ID	Sep. 2023	—		500	1,323	—	—	1,823	91
Dollar General XII	Sunrise Beach	MO	Sep. 2023	—		260	646	—	—	906	45
FedEx Ground IV	Council Bluffs	IA	Sep. 2023	—		1,430	3,378	—	—	4,808	260
Mattress Firm V	Florence	AL	Sep. 2023	—	(12)	350	937	—	36	1,323	65
Mattress Firm I	Aiken	SC	Sep. 2023	—		390	1,031	—	—	1,421	71
Aaron's I	Erie	PA	Sep. 2023	—		240	570	—	—	810	39
AutoZone III	Caro	MI	Sep. 2023	—		280	648	—	—	928	46
Advance Auto III	Taunton	MA	Sep. 2023	—		390	991	—	—	1,381	69
Family Dollar VIII	Dexter	NM	Sep. 2023	—		300	732	—	—	1,032	51

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Family Dollar VIII	Hale Center	TX	Sep. 2023	—		260	600	—	—	860	42
Family Dollar VIII	Plains	TX	Sep. 2023	—		280	652	—	—	932	46
Dollar General XVII	Tullos	LA	Sep. 2023	—		250	682	—	—	932	47
Truist Bank III	Athens	GA	Sep. 2023	—	(12)	300	784	—	—	1,084	54
Truist Bank III	Avondale	MD	Sep. 2023	—	(12)	550	1,490	—	—	2,040	103
Truist Bank IV	Chamblee	GA	Sep. 2023	—	(12)	490	1,276	—	—	1,766	88
Truist Bank III	Chattanooga	TN	Sep. 2023	—	(12)	400	951	—	—	1,351	66
First Horizon Bank	Collinsville	VA	Sep. 2023	—		179	509	—	—	688	35
Truist Bank IV	Columbus	GA	Sep. 2023	—	(12)	570	1,408	—	—	1,978	98
Truist Bank III	Conyers	GA	Sep. 2023	—	(12)	500	1,324	—	—	1,824	92
Truist Bank IV	Creedmoor	NC	Sep. 2023	—		100	296	—	—	396	20
Truist Bank III	Daytona Beach	FL	Sep. 2023	—		520	1,390	—	—	1,910	96
First Horizon Bank	Durham	NC	Sep. 2023	—	(12)	190	484	—	—	674	33
First Horizon Bank	Durham	NC	Sep. 2023	—	(12)	340	857	—	—	1,197	59
Truist Bank III	Gainesville	FL	Sep. 2023	—	(12)	400	1,081	—	—	1,481	75
Truist Bank III	Greenville	SC	Sep. 2023	—	(12)	220	621	—	—	841	43
Truist Bank III	Gulf Breeze	FL	Sep. 2023	—		430	1,180	—	—	1,610	81
Truist Bank III	Inverness	FL	Sep. 2023	—	(12)	520	1,484	—	—	2,004	102
Truist Bank III	Macon	GA	Sep. 2023	—		270	676	—	—	946	47
Truist Bank III	Mebane	NC	Sep. 2023	—	(12)	400	1,164	—	—	1,564	80
Truist Bank III	Melbourne	FL	Sep. 2023	—		580	1,511	—	—	2,091	105
Truist Bank III	Morristown	TN	Sep. 2023	—	(12)	150	364	—	—	514	25
Truist Bank III	Mount Dora	FL	Sep. 2023	—	(12)	570	1,570	—	—	2,140	109
Truist Bank III	Murfreesboro	TN	Sep. 2023	—	(12)	340	791	—	—	1,131	55
Truist Bank IV	Ocala	FL	Sep. 2023	—	(12)	620	1,493	—	—	2,113	104
Truist Bank III	Ocala	FL	Sep. 2023	—	(12)	400	1,006	—	—	1,406	70
First Horizon Bank	Onancock	VA	Sep. 2023	—	(12)	510	1,274	—	—	1,784	89
Truist Bank III	Orlando	FL	Sep. 2023	—	(12)	540	1,459	—	—	1,999	101
Truist Bank III	Ormond Beach	FL	Sep. 2023	—	(12)	680	1,706	—	—	2,386	118
Truist Bank III	Ormond Beach	FL	Sep. 2023	—	(12)	570	1,571	—	—	2,141	109
Truist Bank III	Ormond Beach	FL	Sep. 2023	—	(12)	510	1,322	—	—	1,832	92
First Horizon Bank	Pittsboro	NC	Sep. 2023	—	(12)	180	423	—	—	603	30
Truist Bank III	Pompano Beach	FL	Sep. 2023	—		700	1,816	—	—	2,516	126
Truist Bank IV	Prince Frederick	MD	Sep. 2023	—	(12)	670	1,853	—	—	2,523	128
Truist Bank III	Richmond	VA	Sep. 2023	—		2,386	4,614	—	—	7,000	388
Truist Bank III	Richmond	VA	Sep. 2023	—	(12)	160	400	—	—	560	28

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Truist Bank III	Roanoke	VA	Sep. 2023	—	(12)	650	1,789	—	—	2,439	124
Truist Bank III	Savannah	GA	Sep. 2023	—	(12)	320	799	—	—	1,119	56
Truist Bank III	Signal Mountain	TN	Sep. 2023	—	(12)	220	579	—	—	799	40
Truist Bank III	Soddy Daisy	TN	Sep. 2023	—	(12)	240	605	—	—	845	42
Truist Bank IV	Spring Hill	FL	Sep. 2023	—	(12)	590	1,515	—	—	2,105	105
Truist Bank III	St. Petersburg	FL	Sep. 2023	—	(12)	510	1,322	—	—	1,832	92
Truist Bank III	Stockbridge	GA	Sep. 2023	—	(12)	390	1,002	—	—	1,392	70
Truist Bank III	Stone Mountain	GA	Sep. 2023	—	(12)	440	1,151	—	—	1,591	80
First Horizon Bank	Stuart	VA	Sep. 2023	—	(12)	430	1,209	—	—	1,639	84
Truist Bank III	Sylvester	GA	Sep. 2023	—		270	620	—	—	890	43
Truist Bank III	Union City	GA	Sep. 2023	—	(12)	220	575	—	—	795	40
First Horizon Bank	Winston-Salem	NC	Sep. 2023	—	(12)	250	693	—	—	943	48
First Horizon Bank	Yadkinville	NC	Sep. 2023	—	(12)	400	1,007	—	—	1,407	70
Dollar General XVIII	Deville	LA	Sep. 2023	—		250	645	—	—	895	45
Mattress Firm I	Holland	MI	Sep. 2023	—	(12)	400	1,035	—	—	1,435	72
Dollar General XVII	Hornbeck	LA	Sep. 2023	—		260	672	—	—	932	47
Family Dollar IX	Fannettsburg	PA	Sep. 2023	—		310	1,148	—	148	1,606	96
Mattress Firm I	Saginaw	MI	Sep. 2023	—	(12)	370	1,004	—	—	1,374	69
Bi-Lo I	Greenville	SC	Sep. 2023	—	(12)	810	2,082	—	—	2,892	156
Stop & Shop I	Cumberland	RI	Sep. 2023	—		3,900	13,402	—	—	17,302	914
Stop & Shop I	Sicklerville	NJ	Sep. 2023	—		3,010	9,891	—	—	12,901	675
Stop & Shop I	Southington	CT	Sep. 2023	—	(12)	3,550	12,896	—	—	16,446	877
Dollar General XVII	Forest Hill	LA	Sep. 2023	—		240	616	—	—	856	43
Dollar General XIX	Chelsea	OK	Sep. 2023	—		310	812	—	—	1,122	56
Dollar General XX	Brookhaven	MS	Sep. 2023	—		230	582	—	—	812	40
Dollar General XX	Columbus	MS	Sep. 2023	—		300	605	—	—	905	42
Dollar General XX	Forest	MS	Sep. 2023	—		250	685	—	—	935	47
Dollar General XX	Rolling Fork	MS	Sep. 2023	—		310	856	—	—	1,166	59
Dollar General XX	West Point	MS	Sep. 2023	—		260	611	—	—	871	43
Dollar General XXI	Huntington	WV	Sep. 2023	—		360	921	—	—	1,281	64
Dollar General XXII	Warren	IN	Sep. 2023	—		310	737	—	—	1,047	51
FedEx Ground V	Sioux City	IA	Sep. 2023	—		1,460	3,873	—	—	5,333	289
FedEx Ground VII	Eagle River	WI	Sep. 2023	—		1,660	4,277	—	—	5,937	320
FedEx Ground VI	Grand Forks	ND	Sep. 2023	—		2,340	6,146	—	—	8,486	461
FedEx Ground VIII	Mosinee	WI	Sep. 2023	—		2,230	5,942	—	—	8,172	444
Dollar General XXIII	Dewitt	NY	Sep. 2023	—	(13)	330	726	—	—	1,056	51

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General XXIII	Farmington	NY	Sep. 2023	—	(13)	310	863	—	—	1,173	60
Dollar General XXIII	Geddes	NY	Sep. 2023	—	(13)	290	688	—	—	978	48
Dollar General XXIII	Otego	NY	Sep. 2023	—	(13)	320	784	—	—	1,104	55
Dollar General XXIII	Parish	NY	Sep. 2023	—	(13)	320	713	—	—	1,033	50
Dollar General XXIII	Utica	NY	Sep. 2023	—	(13)	310	741	—	—	1,051	52
Jo-Ann Fabrics I	Freeport	IL	Sep. 2023	—	(13)	510	1,287	—	—	1,797	89
FedEx Ground IX	Brainerd	MN	Sep. 2023	—	(13)	1,100	2,581	—	—	3,681	196
Chili's II	McHenry	IL	Sep. 2023	—	(13)	920	2,317	—	—	3,237	160
Dollar General XXIII	Kingston	NY	Sep. 2023	—	(13)	330	908	—	—	1,238	63
Sonic Drive In I	Robertsdale	AL	Sep. 2023	—	(13)	330	851	—	—	1,181	59
Sonic Drive In I	Tuscaloosa	AL	Sep. 2023	—	(13)	630	1,570	—	—	2,200	109
Bridgestone HOSEpower I	Columbia	SC	Sep. 2023	—	(13)	600	1,436	—	—	2,036	101
Bridgestone HOSEpower I	Elko	NV	Sep. 2023	—	(13)	540	1,290	—	—	1,830	90
Dollar General XXIII	Kerhonkson	NY	Sep. 2023	—	(13)	290	707	—	—	997	49
Bridgestone HOSEpower II	Jacksonville	FL	Sep. 2023	—	(13)	570	1,268	—	—	1,838	89
FedEx Ground X	Rolla	MO	Sep. 2023	—	(13)	2,420	5,900	—	—	8,320	450
Chili's III	Machesney Park	IL	Sep. 2023	—	(13)	1,110	2,853	—	—	3,963	197
FedEx Ground XI	Casper	WY	Sep. 2023	—	(13)	970	2,231	—	—	3,201	169
Tractor Supply IV	Flandreau	SD	Sep. 2023	—	(13)	370	1,005	—	—	1,375	70
Tractor Supply IV	Hazen	ND	Sep. 2023	—	(13)	470	1,399	—	—	1,869	96
Sonic Drive In II	Biloxi	MS	Sep. 2023	—	(12)	290	770	—	—	1,060	53
Sonic Drive In II	Collins	MS	Sep. 2023	—	(12)	360	940	—	—	1,300	65
Sonic Drive In II	Ellisville	MS	Sep. 2023	—	(12)	390	1,020	—	—	1,410	71
Sonic Drive In II	Gulfport	MS	Sep. 2023	—	(12)	320	754	—	—	1,074	53
Sonic Drive In II	Gulfport	MS	Sep. 2023	—	(12)	240	647	—	—	887	45
Sonic Drive In II	Gulfport	MS	Sep. 2023	—	(12)	280	734	—	—	1,014	51
Sonic Drive In II	Hattiesburg	MS	Sep. 2023	—	(12)	330	847	—	—	1,177	59
Sonic Drive In II	Lithia	FL	Sep. 2023	—	(12)	240	628	—	—	868	44
Sonic Drive In II	Long Beach	MS	Sep. 2023	—	(12)	310	783	—	—	1,093	54
Sonic Drive In II	Magee	MS	Sep. 2023	—	(12)	290	788	—	—	1,078	55
Sonic Drive In II	Petal	MS	Sep. 2023	—	(12)	350	845	—	—	1,195	59
Sonic Drive In II	Plant City	FL	Sep. 2023	—	(12)	230	586	—	—	816	41
Sonic Drive In II	Purvis	MS	Sep. 2023	—	(12)	300	760	—	—	1,060	53
Sonic Drive In II	Riverview	FL	Sep. 2023	—	(12)	220	584	—	—	804	41
Sonic Drive In II	Riverview	FL	Sep. 2023	—	(12)	330	782	—	—	1,112	55
Sonic Drive In II	Tylertown	MS	Sep. 2023	—	(12)	420	1,007	—	—	1,427	70

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Sonic Drive In II	Wauchula	FL	Sep. 2023	—	(12)	160	413	—	—	573	29
Sonic Drive In II	Waveland	MS	Sep. 2023	—	(12)	270	681	—	—	951	47
Sonic Drive In II	Waynesboro	MS	Sep. 2023	—	(12)	210	526	—	—	736	37
Sonic Drive In II	Woodville	MS	Sep. 2023	—	(12)	380	1,004	—	—	1,384	70
Bridgestone HOSEpower III	Sulphur	LA	Sep. 2023	—	(13)	780	1,930	—	—	2,710	134
Sonny's BBQ I	Tallahassee	FL	Sep. 2023	—	(12)	610	1,719	—	—	2,329	118
Sonny's BBQ I	Tallahassee	FL	Sep. 2023	—	(12)	690	1,794	—	—	2,484	124
Sonny's BBQ I	Tallahassee	FL	Sep. 2023	—	(12)	850	2,247	—	—	3,097	155
Kum & Go I	Omaha	NE	Sep. 2023	—		650	1,640	—	—	2,290	114
DaVita I	Bolivar	TN	Sep. 2023	—	(12)	190	475	—	33	698	35
DaVita I	Brownviille	TN	Sep. 2023	—	(12)	340	813	—	—	1,153	56
Dialysis I	Grand Rapids	MI	Sep. 2023	—	(12)	560	1,342	—	—	1,902	94
Dialysis I	Michigan City	IN	Sep. 2023	—		570	1,458	—	—	2,028	101
Dialysis I	Benton Harbor	MI	Sep. 2023	—	(12)	430	1,160	—	—	1,590	82
Dialysis I	East Knoxville	TN	Sep. 2023	—	(12)	530	1,419	—	—	1,949	99
Taco John's	Chanute	KS	Sep. 2023	—	(12)	230	635	—	—	865	44
Taco John's	Carroll	IA	Sep. 2023	—	(12)	240	690	—	—	930	47
Taco John's	Cherokee	IA	Sep. 2023	—	(12)	160	433	—	—	593	30
Taco John's	Independence	MO	Sep. 2023	—	(12)	370	913	—	—	1,283	64
DaVita II	Houston	TX	Sep. 2023	—	(12)	600	1,537	—	—	2,137	106
Pizza Hut I	Columbus	OH	Sep. 2023	—	(12)	190	456	—	—	646	32
Pizza Hut I	Gastonia	NC	Sep. 2023	—	(12)	380	932	—	—	1,312	65
Little Caesars I	Burton	MI	Sep. 2023	—	(12)	440	1,098	—	—	1,538	76
Little Caesars I	Burton	MI	Sep. 2023	—	(12)	260	693	—	—	953	48
Little Caesars I	Durand	MI	Sep. 2023	—	(12)	160	386	—	—	546	27
Little Caesars I	Flint	MI	Sep. 2023	—	(12)	220	493	—	—	713	34
Little Caesars I	Flint	MI	Sep. 2023	—	(12)	230	603	—	—	833	42
Little Caesars I	Flint	MI	Sep. 2023	—	(12)	200	496	—	—	696	34
Little Caesars I	Flint	MI	Sep. 2023	—	(12)	230	538	—	—	768	37
Little Caesars I	Flint	MI	Sep. 2023	—	(12)	250	582	—	—	832	41
Little Caesars I	Flint	MI	Sep. 2023	—	(12)	260	559	—	—	819	39
Little Caesars I	Flint	MI	Sep. 2023	—	(12)	290	699	—	—	989	49
Little Caesars I	Swartz Creek	MI	Sep. 2023	—	(12)	210	493	—	—	703	34
Tractor Supply V	Americus	GA	Sep. 2023	—	(12)	700	2,071	—	—	2,771	143
Tractor Supply V	Cadiz	OH	Sep. 2023	—	(12)	600	1,863	—	—	2,463	129
Tractor Supply V	Catalina	AZ	Sep. 2023	—	(12)	970	2,958	—	—	3,928	204

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Tractor Supply V	Sorocco	NM	Sep. 2023	—	(12)	680	2,098	—	—	2,778	145
Caliber Collision I	Fayetteville	NC	Sep. 2023	—		470	1,170	—	—	1,640	86
Caliber Collision I	Lutz	FL	Sep. 2023	—		1,390	3,496	—	—	4,886	244
Caliber Collision I	Nolansville	TX	Sep. 2023	—		390	993	—	—	1,383	69
Fresenius III	Cumming	GA	Sep. 2023	—	(12)	320	764	—	—	1,084	53
Fresenius III	Enterprise	AL	Sep. 2023	—	(12)	760	2,009	—	—	2,769	139
Pizza Hut II	Cherokee	OK	Sep. 2023	—	(12)	150	389	—	—	539	27
Pizza Hut II	Dillion	MT	Sep. 2023	—	(12)	230	560	—	—	790	39
Pizza Hut II	Hennessey	OK	Sep. 2023	—	(12)	200	571	—	—	771	39
Pizza Hut II	Hugoton	KS	Sep. 2023	—	(12)	270	719	—	—	989	50
Pizza Hut II	Liberal	KS	Sep. 2023	—	(12)	200	710	—	—	910	49
Pizza Hut II	Newcastle	WY	Sep. 2023	—	(12)	190	573	—	—	763	40
Pizza Hut II	Shattuck	OK	Sep. 2023	—	(12)	160	423	—	—	583	29
Pizza Hut II	Watonga	OK	Sep. 2023	—	(12)	300	693	—	—	993	48
Fresenius IV	Alexandria	LA	Sep. 2023	—	(12)	740	1,837	—	—	2,577	128
Tractor Supply V	New Cordell	OK	Sep. 2023	—	(12)	580	1,759	—	—	2,339	122
Pizza Hut III	Garden City	KS	Sep. 2023	—		210	514	—	—	724	36
Fresenius V	Brookhaven	MS	Sep. 2023	—		500	1,106	—	—	1,606	78
Fresenius V	Centreville	MS	Sep. 2023	—		190	458	—	57	705	34
Fresenius VI	Chicago	IL	Sep. 2023	—		430	1,048	—	—	1,478	73
Fresenius VII	Athens	TX	Sep. 2023	—		1,320	3,122	—	—	4,442	220
Fresenius VII	Idabel	OK	Sep. 2023	—		610	1,734	—	73	2,417	126
Fresenius VII	Tyler	TX	Sep. 2023	—		490	1,191	—	—	1,681	86
Caliber Collision II	Pueblo	CO	Sep. 2023	—		680	1,747	—	—	2,427	122
Dollar General XXV	Brownsville	KY	Sep. 2023	—		270	662	—	—	932	46
Dollar General XXV	Custer	KY	Sep. 2023	—		200	522	—	—	722	36
Dollar General XXV	Elkton	KY	Sep. 2023	—		260	448	—	—	708	32
Dollar General XXV	Falls of Rough	KY	Sep. 2023	—		230	484	—	—	714	34
Dollar General XXV	Sedalia	KY	Sep. 2023	—		220	551	—	—	771	38
Dollar General XXIV	Clarksville	IA	Sep. 2023	—		290	733	—	—	1,023	51
Dollar General XXIV	Lincoln	MI	Sep. 2023	—		310	797	—	—	1,107	55
Dollar General XXIV	Tabor	IA	Sep. 2023	—	(12)	310	702	—	—	1,012	49
Dollar General XXIV	Assumption	IL	Sep. 2023	—	(12)	300	721	—	—	1,021	50
Dollar General XXIV	Curtis	MI	Sep. 2023	—		300	732	—	—	1,032	51
Dollar General XXIV	Harrisville	MI	Sep. 2023	—	(12)	340	838	—	—	1,178	58
Dollar General XXIV	Mora	MN	Sep. 2023	—	(12)	340	826	—	—	1,166	57

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General XXIV	Washburn	IL	Sep. 2023	—	(12)	290	678	—	—	968	48
DaVita III	El Paso	TX	Sep. 2023	—		760	1,816	—	—	2,576	127
Dialysis II	Baltimore	MD	Sep. 2023	—		440	962	—	—	1,402	68
Dialysis II	Brunswick	OH	Sep. 2023	—		720	1,847	—	15	2,582	129
Dialysis II	Burgaw	NC	Sep. 2023	—		350	863	—	—	1,213	60
Dialysis II	Detroit	MI	Sep. 2023	—		630	1,580	—	—	2,210	111
Dialysis II	Elizabethtown	NC	Sep. 2023	—		540	1,396	—	—	1,936	97
Dialysis II	Goose Creek	SC	Sep. 2023	—		510	1,305	—	9	1,824	91
Dialysis II	Jackson	TN	Sep. 2023	—		340	814	—	—	1,154	57
Dialysis II	Kyle	TX	Sep. 2023	—		690	1,630	—	—	2,320	114
Dialysis II	Las Vegas	NV	Sep. 2023	—		1,230	3,227	—	—	4,457	223
Dialysis II	Lexington	TN	Sep. 2023	—		320	795	—	—	1,115	55
Dialysis II	Merrillville	IN	Sep. 2023	—		480	1,120	—	—	1,600	79
Dialysis II	New Orleans	LA	Sep. 2023	—		490	1,122	—	—	1,612	79
Dialysis II	North Charleston	SC	Sep. 2023	—		510	1,323	—	—	1,833	92
Dialysis II	Parma	OH	Sep. 2023	—		400	1,013	—	20	1,433	87
Dialysis II	Rocky River	OH	Sep. 2023	—		570	1,476	—	66	2,112	105
Dialysis II	Seguin	TX	Sep. 2023	—		490	1,273	—	—	1,763	88
Dialysis II	Shallotte	NC	Sep. 2023	—		350	870	—	—	1,220	61
Dialysis II	Spartanburg	SC	Sep. 2023	—		380	843	—	—	1,223	59
Dialysis II	Albuquerque	NM	Sep. 2023	—		730	1,481	—	22	2,233	98
Dialysis II	Anchorage	AK	Sep. 2023	—		1,130	2,851	—	—	3,981	198
Dialysis II	Anniston	AL	Sep. 2023	—		940	2,172	—	—	3,112	149
Dialysis II	Durham	NC	Sep. 2023	—		570	1,517	—	—	2,087	105
Dialysis II	Etters	PA	Sep. 2023	—		900	2,237	—	—	3,137	156
Dialysis II	Hopkinsville	KY	Sep. 2023	—		740	1,802	—	—	2,542	126
Dialysis II	Mentor	OH	Sep. 2023	—		490	1,098	—	—	1,588	77
Dialysis II	Radcliff	KY	Sep. 2023	—		680	1,693	—	—	2,373	118
Dialysis II	River Forest	IL	Sep. 2023	—		1,120	2,824	—	54	3,998	197
Dialysis II	Roanoke	VA	Sep. 2023	—		610	1,454	—	35	2,099	102
Dialysis II	Salem	VA	Sep. 2023	—		570	1,375	—	12	1,957	96
Dialysis II	Sarasota	FL	Sep. 2023	—		680	1,646	—	84	2,410	118
Dialysis II	Summerville	SC	Sep. 2023	—		550	1,353	—	—	1,903	95
Dialysis II	Anderson	IN	Sep. 2023	—		460	1,167	—	—	1,627	81
Dollar General XXIV	Potomac	IL	Sep. 2023	—	(12)	310	765	—	—	1,075	53
Advance Auto IV	Burlington	WI	Sep. 2023	—		320	815	—	—	1,135	57

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Advance Auto IV	Greenville	OH	Sep. 2023	—		160	395	—	—	555	28
Advance Auto IV	Huntingdon	PA	Sep. 2023	—		180	438	—	—	618	31
Advance Auto IV	Marshfield	WI	Sep. 2023	—		300	762	—	—	1,062	53
Advance Auto IV	Piqua	OH	Sep. 2023	—		180	427	—	—	607	30
Advance Auto IV	Selma	AL	Sep. 2023	—		180	389	—	—	569	28
Advance Auto IV	Waynesboro	PA	Sep. 2023	—		240	551	—	—	791	39
Advance Auto IV	Waynesburg	PA	Sep. 2023	—		210	508	—	—	718	36
Advance Auto V	Cedar Grove	WV	Sep. 2023	—		200	529	—	—	729	37
Advance Auto V	Danville	WV	Sep. 2023	—		190	467	—	—	657	33
Advance Auto V	Greenup	KY	Sep. 2023	—		170	487	—	—	657	38
Advance Auto V	Hamlin	WV	Sep. 2023	—		190	452	—	—	642	32
Advance Auto V	Milton	WV	Sep. 2023	—		190	515	—	—	705	35
Advance Auto V	Moundsville	WV	Sep. 2023	—		430	1,114	—	—	1,544	76
Advance Auto V	Point Pleasant	WV	Sep. 2023	—		190	512	—	—	702	35
Advance Auto V	Sissonville	WV	Sep. 2023	—		270	653	—	—	923	46
Advance Auto V	South Williamson	KY	Sep. 2023	—		240	722	—	—	962	56
Advance Auto V	Wellsburg	WV	Sep. 2023	—		160	419	—	—	579	29
Advance Auto V	West Charleston	WV	Sep. 2023	—		220	569	—	—	789	39
Advance Auto IV	Menomonie	WI	Sep. 2023	—		250	627	—	—	877	44
Advance Auto IV	Montgomery	AL	Sep. 2023	—		220	480	—	—	700	34
Advance Auto IV	Springfield	OH	Sep. 2023	—		180	427	—	—	607	30
Dollar General XXVI	Brooks	GA	Sep. 2023	—	(12)	270	692	—	—	962	48
Dollar General XXVI	Daleville	AL	Sep. 2023	—	(12)	230	534	—	—	764	37
Dollar General XXVI	East Brewton	AL	Sep. 2023	—	(12)	240	576	—	—	816	40
Dollar General XXVI	LaGrange	GA	Sep. 2023	—	(12)	270	740	—	—	1,010	51
Dollar General XXVI	LaGrange	GA	Sep. 2023	—	(12)	320	801	—	—	1,121	56
Dollar General XXVI	Madisonville	TN	Sep. 2023	—	(12)	310	831	—	—	1,141	57
Dollar General XXVI	Maryville	TN	Sep. 2023	—	(12)	270	750	—	—	1,020	52
Dollar General XXVI	Mobile	AL	Sep. 2023	—	(12)	290	691	—	—	981	48
Dollar General XXVI	Newport	TN	Sep. 2023	—	(12)	270	673	—	—	943	47
Dollar General XXVI	Robertsdale	AL	Sep. 2023	—	(12)	390	975	—	—	1,365	68
Dollar General XXVI	Valley	AL	Sep. 2023	—	(12)	260	591	—	—	851	41
Dollar General XXVI	Wetumpka	AL	Sep. 2023	—	(12)	320	811	—	—	1,131	56
Pizza Hut IV	Harrisburg	IL	Sep. 2023	—	(12)	130	300	—	—	430	21
Advance Auto IV	Oconomowoc	WI	Sep. 2023	—		310	776	—	—	1,086	54
Pizza Hut IV	Sylva	NC	Sep. 2023	—	(12)	160	380	(61)	(380)	99	—

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
DaVita III	Humble	TX	Sep. 2023	—		520	1,255	—	—	1,775	88
American Car Center I	Charleston	SC	Sep. 2023	—	(12)	280	685	—	—	965	48
BJ's	Middleburg Height	OH	Sep. 2023	—	(12)	2,270	6,428	—	—	8,698	659
Mammoth	Austell	GA	Sep. 2023	—	(12)	700	1,896	—	—	2,596	131
Mammoth	Dalton	GA	Sep. 2023	—	(12)	840	2,248	—	—	3,088	155
Mammoth	Mobile	AL	Sep. 2023	—	(12)	600	1,606	—	—	2,206	111
Mammoth	Murray	KY	Sep. 2023	—	(12)	1,030	2,753	—	—	3,783	190
Mammoth	Paducah	KY	Sep. 2023	—	(12)	630	1,663	—	—	2,293	115
Mammoth	Paducah	KY	Sep. 2023	—	(12)	260	656	—	—	916	46
Mammoth	Springville	UT	Sep. 2023	—	(12)	1,080	2,748	—	—	3,828	191
Mammoth	Stockbridge	GA	Sep. 2023	—	(12)	720	1,978	—	—	2,698	136
Mammoth	Suwanee	GA	Sep. 2023	—	(12)	1,040	2,820	—	—	3,860	194
Mammoth	Spanish Fork	UT	Sep. 2023	—	(12)	1,650	4,387	—	—	6,037	303
Mammoth	Lawrenceville	GA	Sep. 2023	—	(12)	890	2,380	—	—	3,270	164
DaVita IV	Flint	MI	Sep. 2023	—		360	809	—	—	1,169	57
GPM	Niles	MI	Sep. 2023	—	(12)	220	586	—	—	806	40
GPM	Allendale	MI	Sep. 2023	—	(12)	530	1,377	—	—	1,907	95
GPM	Alma	MI	Sep. 2023	—	(12)	270	716	—	—	986	50
GPM	Bay City	MI	Sep. 2023	—	(12)	270	701	(1)	—	970	49
GPM	Big Rapids	MI	Sep. 2023	—	(12)	370	990	—	—	1,360	68
GPM	Big Rapids	MI	Sep. 2023	—	(12)	280	730	—	—	1,010	51
GPM	Caro	MI	Sep. 2023	—	(12)	200	450	—	—	650	32
GPM	Chesaning	MI	Sep. 2023	—	(12)	380	1,039	—	—	1,419	72
GPM	Coopersville	MI	Sep. 2023	—	(12)	170	310	—	—	480	23
GPM	East Lansing	MI	Sep. 2023	—	(12)	250	678	—	—	928	47
GPM	Escanaba	MI	Sep. 2023	—	(12)	600	1,625	—	—	2,225	112
GPM	Essexville	MI	Sep. 2023	—	(12)	80	203	—	—	283	14
GPM	Flint	MI	Sep. 2023	—	(12)	240	549	—	—	789	39
GPM	Grand Rapids	MI	Sep. 2023	—	(12)	220	588	—	—	808	41
GPM	Ionia	MI	Sep. 2023	—	(12)	300	758	—	—	1,058	53
GPM	Lansing	MI	Sep. 2023	—	(12)	290	747	—	—	1,037	52
GPM	Lansing	MI	Sep. 2023	—	(12)	190	482	—	—	672	33
GPM	Lowell	MI	Sep. 2023	—	(12)	390	1,024	—	—	1,414	71
GPM	Muskegon	MI	Sep. 2023	—	(12)	190	485	—	—	675	34
GPM	Niles	MI	Sep. 2023	—	(12)	240	589	—	—	829	41
GPM	Plainwell	MI	Sep. 2023	—	(12)	260	688	—	—	948	48

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
GPM	Portage	MI	Sep. 2023	—	(12)	210	473	—	—	683	33
GPM	Saginaw	MI	Sep. 2023	—	(12)	310	813	—	—	1,123	57
GPM	Sault Ste Marie	MI	Sep. 2023	—	(12)	190	452	—	—	642	32
GPM	Spring Lake	MI	Sep. 2023	—	(12)	460	1,193	—	—	1,653	83
GPM	Walker	MI	Sep. 2023	—	(12)	250	624	—	—	874	44
GPM	West Lafayette	IN	Sep. 2023	—	(12)	250	672	—	—	922	46
GPM	Whitehall	MI	Sep. 2023	—	(12)	190	484	—	—	674	34
GPM	Wyoming	MI	Sep. 2023	—	(12)	290	750	—	—	1,040	52
GPM	Wyoming	MI	Sep. 2023	—	(12)	160	337	—	—	497	24
Fresenius IX	Newton	MS	Sep. 2023	—	(12)	750	1,892	—	—	2,642	132
Fresenius IX	Port Gibson	MS	Sep. 2023	—	(12)	330	780	—	—	1,110	54
Dialysis III	Andrews	SC	Sep. 2023	—	(12)	220	547	—	—	767	38
Dialysis III	Batesburg	SC	Sep. 2023	—	(12)	310	799	—	—	1,109	56
Dialysis III	Florence	SC	Sep. 2023	—	(12)	640	1,535	—	12	2,187	108
Dialysis III	Florence	SC	Sep. 2023	—	(12)	780	1,877	—	16	2,673	132
Dialysis III	Fort Lawn	SC	Sep. 2023	—	(12)	500	1,295	—	71	1,866	91
Dialysis III	Fountain Inn	SC	Sep. 2023	—	(12)	310	805	—	—	1,115	56
Dialysis III	Johnsonville	SC	Sep. 2023	—	(12)	270	620	—	—	890	44
Dialysis III	Kingstree	SC	Sep. 2023	—	(12)	650	1,650	—	—	2,300	115
Dialysis III	Lugoff	SC	Sep. 2023	—	(12)	310	765	—	—	1,075	53
Dialysis III	Manning	SC	Sep. 2023	—	(12)	310	762	—	—	1,072	53
Dialysis III	Myrtle Beach	SC	Sep. 2023	—	(12)	530	1,422	—	63	2,015	103
National Convenience Distributors	Chicopee	MA	Sep. 2023	—		4,110	8,326	—	—	12,436	651
National Convenience Distributors	Chicopee	MA	Sep. 2023	—		1,630	3,496	—	—	5,126	274
National Convenience Distributors	Chicopee	MA	Sep. 2023	—		170	427	—	—	597	32
National Convenience Distributors	Chicopee	MA	Sep. 2023	—		1,660	3,414	—	—	5,074	271
National Convenience Distributors	Chicopee	MA	Sep. 2023	—		1,380	3,256	—	—	4,636	251
Advance Auto VI	Columbus	OH	Sep. 2023	—	(12)	260	699	—	—	959	49
Advance Auto VI	Sandusky	MI	Sep. 2023	—	(12)	290	743	—	—	1,033	52
Dollar General XXVII	Buffalo	WV	Sep. 2023	—		230	284	—	—	514	21
Dollar General XXVII	Clendenin	WV	Sep. 2023	—		160	444	—	26	630	32
Dollar General XXVII	Elizabeth	WV	Sep. 2023	—	(12)	240	340	—	—	580	25
Dollar General XXVII	Gassaway	WV	Sep. 2023	—	(12)	280	317	—	—	597	24
Dollar General XXVII	Glenville	WV	Sep. 2023	—	(12)	380	558	—	—	938	40
Dollar General XXVII	Middlebourne	WV	Sep. 2023	—	(12)	190	249	—	—	439	18
Dollar General XXVII	Mt. Hope	WV	Sep. 2023	—	(12)	170	419	—	28	617	31

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General XXVII	Parkersburg	WV	Sep. 2023	—	(12)	410	540	—	—	950	40
Dollar General XXVII	Parkersburg	WV	Sep. 2023	—	(12)	390	552	—	—	942	40
Dollar General XXVII	Pennsboro	WV	Sep. 2023	—	(12)	330	507	—	—	837	37
Dollar General XXVII	Point Pleasant	WV	Sep. 2023	—	(12)	620	794	—	—	1,414	58
Dollar General XXVII	Sophia	WV	Sep. 2023	—	(12)	340	434	—	—	774	32
Dollar General XXVII	St. Mary's	WV	Sep. 2023	—	(12)	260	297	—	—	557	22
Dollar General XXVII	Sutton	WV	Sep. 2023	—		230	253	—	—	483	19
Dollar General XXVII	Vienna	WV	Sep. 2023	—	(12)	390	673	—	—	1,063	48
Pick N' Save	Franklin	WI	Sep. 2023	—	(12)	1,810	5,988	—	—	7,798	415
Dollar General XXVII	New Haven	WV	Sep. 2023	—	(12)	280	354	—	—	634	27
Tidal Wave I	Camden	SC	Sep. 2023	—	(12)	1,270	2,736	—	—	4,006	191
Tidal Wave I	Columbus	GA	Sep. 2023	—	(12)	1,030	2,821	—	—	3,851	195
Tidal Wave I	Fayetteville	NC	Sep. 2023	—	(12)	1,040	2,812	—	—	3,852	194
Tidal Wave I	Guntersville	AL	Sep. 2023	—	(12)	1,090	2,921	—	—	4,011	202
Tidal Wave I	Hinesville	GA	Sep. 2023	—	(12)	1,160	2,855	—	—	4,015	198
Tidal Wave I	Macon	GA	Sep. 2023	—	(12)	1,050	2,804	—	—	3,854	194
Tidal Wave I	Marietta	GA	Sep. 2023	—	(12)	880	2,975	—	—	3,855	203
Tidal Wave I	Milledgeville	GA	Sep. 2023	—	(12)	1,130	2,730	—	—	3,860	189
Tidal Wave I	Moultrie	GA	Sep. 2023	—	(12)	1,090	2,928	—	—	4,018	202
Tidal Wave I	Overland Park	KS	Sep. 2023	—	(12)	1,150	2,702	—	—	3,852	188
Tidal Wave I	Warner Robins	GA	Sep. 2023	—	(12)	1,070	2,789	—	—	3,859	193
Aaron's II	DeRidder	LA	Sep. 2023	—		240	755	—	—	995	52
Aaron's II	Buffalo	NY	Sep. 2023	—		230	515	—	—	745	36
Aaron's II	Buffalo	NY	Sep. 2023	—		310	363	—	—	673	27
Aaron's II	East Hartford	CT	Sep. 2023	—		240	368	—	—	608	27
Aaron's II	Elmira	NY	Sep. 2023	—		170	374	—	—	544	27
Aaron's II	Geneva	NY	Sep. 2023	—		150	355	—	—	505	25
Aaron's II	Lawrence	MA	Sep. 2023	—		210	663	—	—	873	46
Aaron's II	Presque Isle	ME	Sep. 2023	—		230	472	—	—	702	33
Aaron's II	Rutland	VT	Sep. 2023	—		230	453	—	—	683	33
Aaron's II	Springfield	MA	Sep. 2023	—		220	517	—	—	737	36
Aaron's II	Syracuse	NY	Sep. 2023	—		180	253	—	—	433	19
Aaron's II	Tonawanda	NY	Sep. 2023	—		230	329	—	—	559	24
Aaron's II	Waterbury	CT	Sep. 2023	—		210	687	—	—	897	47
Tidal Wave I	Mission	KS	Sep. 2023	—	(12)	1,370	2,905	—	—	4,275	207
Tidal Wave I	Pace	FL	Sep. 2023	—	(12)	1,540	2,768	—	—	4,308	199

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)

						Initial Costs		Changes Subsequent to Acquisition
Portfolio	City	U.S. State/Territory or Country	Acquisition Date	Encumbrances at December 31, 2025 (1)		Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2025 (2)(3)	Accumulated Depreciation (4)(5)
Dollar General XXVII	Matewan	WV	Sep. 2023	—	(12)	100	227	—	—	327	16
Aaron's II	Oxford	ME	Sep. 2023	—		290	378	—	—	668	28
Tidal Wave I	Kansas City	KS	Sep. 2023	—	(12)	1,310	3,509	—	—	4,819	242
Heritage I	Bellevue	MI	Sep. 2023	—	(12)	110	211	—	—	321	15
Heritage I	Homer	MI	Sep. 2023	—	(12)	110	255	—	—	365	18
Heritage I	Marshall	MI	Sep. 2023	—	(12)	820	2,737	—	—	3,557	189
Fidelity I	Chillocothe	MO	Sep. 2023	—	(12)	770	1,717	—	—	2,487	120
Fidelity I	Columbus	OH	Sep. 2023	—	(12)	210	313	—	—	523	23
Fidelity I	Marion	OH	Sep. 2023	—	(12)	70	143	—	—	213	11
Fidelity I	Savannah	GA	Sep. 2023	—	(12)	320	420	—	—	740	31
Fidelity I	Savannah	GA	Sep. 2023	—	(12)	460	1,028	—	—	1,488	73
Fidelity I	Savannah	GA	Sep. 2023	—	(12)	750	1,046	—	—	1,796	76
BJ's Wholesale Club II	Batavia	NY	Sep. 2023	—	(12)	1,600	4,344	—	—	5,944	304
Heritage I	Battle Creek	MI	Sep. 2023	—	(12)	230	708	—	—	938	49
Walgreens	Huntsville	AL	Sep. 2023	—	(12)	1,280	3,176	—	—	4,456	220
Academy Sports	Valdosta	GA	Sep. 2023	—	(12)	2,650	5,494	—	—	8,144	389
Fidelity I	Covington	GA	Sep. 2023	—	(12)	1,040	2,819	—	—	3,859	197
Fidelity II	Beaufort	SC	Sep. 2023	—	(12)	290	349	—	—	639	26
Fidelity II	Savannah	GA	Sep. 2023	—	(12)	630	1,061	—	—	1,691	76
Fed Ex	Marion	Il	Oct. 2023	—		4,784	43,063	—	—	47,847	3,738

Encumbrances				1,250,892
				$1,320,892		$661,608	$3,522,236	(2,524)	$72,880	$4,254,200	$701,150

______
(1)These are stated principal amounts at spot rates for those in local currency and excludes $47.8 million of mortgage discounts and $8.5 million of deferred financing costs.
(2)Acquired intangible lease assets allocated to individual properties in the amount of $523.4 million are not reflected in the table above.
(3)The tax basis of aggregate land, buildings and improvements as of December 31, 2025 is $4.3 billion.
(4)The accumulated depreciation column excludes approximately $265.8 million of accumulated amortization associated with acquired intangible lease assets.
(5)Each of the properties has a depreciable life of: 40 years for buildings, 15 years for improvements and five years for fixtures.
(6)These properties collateralize the loan on the Finland properties of $86.9 million as of December 31, 2025.
(7)These properties collateralize the U.S. Multi-Tenant Mortgage Loan I of $129.9 million as of December 31, 2025.
(8)These properties collateralize the U.S. Multi-Tenant Mortgage Loan II of $32.8 million as of December 31, 2025.
(9)These properties collateralize the U.S. Multi-Tenant Mortgage Loan III of $98.5 million as of December 31, 2025.

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part I

December 31, 2025
(dollar amounts in thousands)
(10)These properties collateralize the U.S. Multi-Property Loan IV of $77.8 million as of December 31, 2025.
(11)These properties collateralize the U.S. Multi-Property Loan V of $128.8 million as of December 31, 2025.
(12)These properties collateralize the Net Lease Mortgage Notes of $425.8 million as of December 31, 2025.
(13)These properties collateralize the Mortgage Loan III of $33.4 million as of December 31, 2025.
(14)These properties collateralize the CMBS Loan II of $237.0 million as of December 31, 2025.

Global Net Lease, Inc.

Schedule III - Real Estate and Accumulated Depreciation - Part II

December 31, 2025
(dollar amounts in thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
Real estate investments, at cost:
Balance at beginning of year — Continuing Operations	$4,926,345	$5,781,516	$3,797,474
Balance at beginning of year — Discontinued Operations	1,543,619	1,514,647	—
Balance at beginning of year	6,469,964	7,296,163	3,797,474
Additions - Capital Expenditures/Acquisitions	33,386	45,961	3,613,000
Asset dispositions (including write-off of fully depreciated assets)	(2,097,067)	(706,957)	(97,218)
Transfer to assets held for sale	(53,710)	(16,232)	(3,209)
Impairment charge	(210,131)	(108,465)	(66,672)
Currency translation adjustment	111,758	(40,506)	52,788
Balance at end of the year	4,254,200	6,469,964	7,296,163
Less: Balance at end of year — Discontinued Operations	—	(1,543,619)	(1,514,647)
Balance at end of year — Continuing Operations	$4,254,200	$4,926,345	$5,781,516

Accumulated depreciation:
Balance at beginning of year — Continuing Operations	$567,134	$570,363	$501,971
Balance at beginning of year — Discontinued Operations	164,720	44,488	—
Balance at beginning of year	731,854	614,851	501,971
Depreciation expense	132,883	176,209	121,313
Asset dispositions/Impairment Charges (including write-off of fully depreciated assets)	(176,196)	(37,147)	(16,013)
Transfer to assets held for sale	(9,674)	(21)	(21)
Currency translation adjustment	22,283	(22,038)	7,601
Balance at end of the year	701,150	731,854	614,851
Less: Balance at end of year — Discontinued Operations	—	(164,720)	(44,488)
Balance at end of year — Continuing Operations	$701,150	$567,134	$570,363