Form 10-Q
period 2026-03-31
Global Net Lease, Inc.
filed 2026-05-06
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 4, 2026, the registrant had 211,931,451 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Real estate investments, at cost (Note 4):
Land	$648,558	$659,086
Buildings, fixtures and improvements	3,534,839	3,592,121
Construction in progress	3,630	2,993
Acquired intangible lease assets	503,278	523,406
Total real estate investments, at cost	4,690,305	4,777,606
Less accumulated depreciation and amortization	(976,371)	(966,982)
Total real estate investments, net	3,713,934	3,810,624
Real estate assets held for sale (Note 4)	19,914	49,654
Assets related to discontinued operations (Note 3)	—	348
Cash and cash equivalents	125,479	180,114
Restricted cash	11,979	13,949
Derivative assets, at fair value (Note 9)	1,223	7
Unbilled straight-line rent	72,969	72,919
Operating lease right-of-use asset (Note 13)	61,868	63,362
Prepaid expenses and other assets	56,516	60,415
Multi-tenant disposition receivable, net (Note 3)	22,013	27,934
Deferred tax assets	5,139	5,167
Goodwill	45,628	45,898
Deferred financing costs, net	15,638	16,812
Total Assets	$4,152,300	$4,347,203

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 5)	$1,222,275	$1,264,604
Revolving credit facilities (Note 6)	290,006	324,165
Senior notes, net (Note 7)	934,020	928,169
Acquired intangible lease liabilities, net	16,714	17,501
Derivative liabilities, at fair value (Note 9)	1,727	5,298
Accounts payable and accrued expenses	29,162	43,821
Operating lease liability (Note 13)	40,634	41,429
Prepaid rent	26,718	28,254
Deferred tax liability	17,518	17,796
Dividends payable	11,570	11,718
Real estate liabilities held for sale (Note 4)	64	60
Liabilities related to discontinued operations (Note 3)	641	890
Total Liabilities	2,591,049	2,683,705
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity (Note 10):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of March 31, 2026 and December 31, 2025	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 shares issued and outstanding as of March 31, 2026 and December 31, 2025	47	47
7.500% Series D cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 7,933,711 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025	79	79
7.375% Series E cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 4,595,175 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025	46	46
Common Stock, $0.01 par value, 400,000,000 shares authorized, 212,032,775 and 216,016,247 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3,450	3,490
Additional paid-in capital	4,213,160	4,249,018
Accumulated other comprehensive income	12,993	22,169
Accumulated deficit	(2,668,592)	(2,611,419)
Total Stockholders’ Equity	1,561,251	1,663,498
Total Liabilities and Stockholders’ Equity	$4,152,300	$4,347,203
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue from tenants	$109,286	$132,415

Expenses:
Property operating	12,925	13,953
Impairment charges	11,115	60,315
Acquisition, transaction and other costs	4,387	1,579
General and administrative	12,144	16,203
Equity-based compensation	4,042	3,093
Depreciation and amortization	41,612	56,334
Goodwill impairment	—	7,134
Total expenses	86,225	158,611
Operating income (loss) before loss on dispositions of real estate investments	23,061	(26,196)
Gain (loss) on dispositions of real estate investments	7,879	(1,678)
Operating income (loss)	30,940	(27,874)
Other income (expense):
Interest expense	(39,191)	(53,437)
Loss on extinguishment and modification of debt	(1,707)	(418)
Gain (loss) on derivative instruments	3,065	(3,856)
Unrealized losses on undesignated foreign currency advances and other hedge ineffectiveness	—	(6,351)
Other income	174	48
Total other expense, net	(37,659)	(64,014)
Net loss before income tax	(6,719)	(91,888)
Income tax expense	(1,642)	(3,280)
Loss from continuing operations	(8,361)	(95,168)
Income (loss) from discontinued operations	3,283	(94,211)
Net loss	(5,078)	(189,379)
Preferred stock dividends	(10,936)	(10,936)
Net loss attributable to common stockholders	$(16,014)	$(200,315)

Basic and Diluted Loss Per Share:
Net loss per share from continuing operations	$(0.09)	$(0.46)
Net income (loss) per share from discontinued operations	0.01	(0.41)
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.08)	$(0.87)
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic and Diluted	214,039,512	230,263,709
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(5,078)	$(189,379)

Other comprehensive (loss) income
Cumulative translation adjustment	(10,447)	8,278
Designated derivatives, fair value adjustments	1,271	1,811
Other comprehensive (loss) income	(9,176)	10,089

Comprehensive loss	(14,254)	(179,290)

Preferred Stock dividends	(10,936)	(10,936)

Comprehensive loss attributable to common stockholders	$(25,190)	$(190,226)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2026
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	216,016,247	$3,490	$4,249,018	$22,169	$(2,611,419)	$1,663,498
Common stock repurchases, net	—	—	—	—	—	—	—	—	(4,218,361)	(42)	(38,324)	—	—	(38,366)
Dividends declared:
Common Stock, $0.19 per share	—	—	—	—	—	—	—	—	—	—	—	—	(41,159)	(41,159)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)
Series D Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,719)	(3,719)
Series E Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	234,889	2	4,042	—	—	4,044
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	(1,576)	—	—	(1,576)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,078)	(5,078)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(10,447)	—	(10,447)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	1,271	—	1,271
Balance, March 31, 2026	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	212,032,775	$3,450	$4,213,160	$12,993	$(2,668,592)	$1,561,251

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2025
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	231,051,139	$3,640	$4,359,264	$(25,844)	$(2,150,342)	$2,186,958
Common stock repurchases, net	—	—	—	—	—	—	—	—	(2,417,442)	(24)	(19,393)	—	—	(19,417)
Dividends declared:
Common Stock, $0.28 per share	—	—	—	—	—	—	—	—	—	—	—	—	(64,027)	(64,027)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)
Series D preferred stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,719)	(3,719)
Series E preferred stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	96,658	1	2,263	—	—	2,264
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(189,379)	(189,379)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	8,278	—	8,278
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	1,811	—	1,811
Balance March 31, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	228,730,355	$3,617	$4,342,134	$(15,755)	$(2,414,684)	$1,915,552

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,078)	$(189,379)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	28,135	41,474
Amortization of intangibles	13,476	44,623
Amortization of deferred financing costs	2,260	2,486
Amortization of discounts on mortgages and senior notes	9,041	13,960
Amortization of below-market lease liabilities	(645)	(3,919)
Amortization of above-market lease assets	1,482	3,713
Amortization related to right-of-use assets	269	366
Amortization of lease incentives	581	478
Unbilled straight-line rent	(680)	(5,235)
Equity-based compensation	4,042	3,093
Unrealized (gains) losses on foreign currency transactions, derivatives, and other	(3,517)	3,304
Unrealized losses on undesignated foreign currency advances and other hedge ineffectiveness	—	6,351
Net gain on multi-tenant disposition receivable	(2,536)	—
Loss on extinguishment and modification of debt	1,707	352
(Gain) loss on dispositions of real estate investments	(8,627)	86,865
Lease incentive and commission payments	(2,445)	(1,890)
Impairment charges	11,115	60,315
Goodwill impairment	—	7,134
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	4,792	6,192
Accounts payable and accrued expenses	(12,160)	(16,489)
Prepaid rent	(1,536)	(4,627)
Net cash provided by operating activities	39,676	59,167
Cash flows from investing activities:
Capital expenditures	(1,575)	(9,756)
Net proceeds from dispositions of real estate investments	63,135	910,502
Cash received from multi-tenant disposition receivable	8,457	—
Net cash provided by investing activities	70,017	900,746
Cash flows from financing activities:
Borrowings under revolving credit facilities	11,561	15,000
Repayments on revolving credit facilities	(39,663)	(890,170)
Principal payments on mortgage notes payable	(44,864)	(6,166)
Common shares repurchased upon vesting of restricted stock	(1,576)	—
Repurchases of Common Stock, net	(38,366)	(19,417)
Dividends paid on Common Stock	(41,307)	(63,942)
Dividends paid on Series A Preferred Stock	(3,081)	(3,081)
Dividends paid on Series B Preferred Stock	(2,018)	(2,018)
Dividends paid on Series D Preferred Stock	(3,719)	(3,719)
Dividends paid on Series E Preferred Stock	(2,118)	(2,118)
Net cash used in financing activities	(165,151)	(975,631)
Net change in cash, cash equivalents and restricted cash	(55,458)	(15,718)
Effect of exchange rate changes on cash	(1,147)	(2,299)
Cash, cash equivalents and restricted cash, beginning of period	194,063	224,208
Cash, cash equivalents and restricted cash, end of period	$137,458	$206,191

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents, end of period	$125,479	$147,047
Restricted cash, end of period	11,979	59,144
Cash, cash equivalents and restricted cash, end of period	$137,458	$206,191

Non-Cash Investing and Financing Activity:
Loss on extinguishment of debt	$1,707	$352
Accrued capital expenditures	—	38

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the “Company”) is a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S., and Western and Northern Europe.
As of March 31, 2026, the Company owned 809 properties consisting of 40.3 million rentable square feet, which were 97% leased, with a weighted-average remaining lease term of 5.9 years. Based on the percentage of annualized rental income on a straight-line basis as of March 31, 2026, approximately 74% of the Company’s properties were located in the U.S. and Canada and approximately 26% were located in Europe. In addition, as of March 31, 2026, the Company’s portfolio was comprised of 47% Industrial & Distribution properties, 27% Retail properties and 26% Office properties. The percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of March 31, 2026. The straight-line rent includes amounts for tenant concessions.
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
Note 2 — Basis of Presentation
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results for the entire year or any subsequent interim period.
The Company is separately reporting the results of operations of the 100 multi-tenant retail properties (the “Multi-Tenant Retail Portfolio”), which were sold to RCG Venture Holdings, LLC (“RCG”) in the first six months of 2025, as discontinued operations in its consolidated statements of operations for the three months ended March 31, 2026 and 2025. Also, the Company is presenting any remaining assets and liabilities, which consist of various receivables and payables, separately in its consolidated balance sheets as of March 31, 2026 and December 31, 2025. For additional information on the Multi-Tenant Retail Disposition (as defined below), see Note 3 — Multi-Tenant Retail Disposition.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2026. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2026.
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
March 31, 2026
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
Pending Adoption as of March 31, 2026:
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
Note 3 — Multi-Tenant Retail Disposition
During 2025 the Company completed the sale of the Multi-Tenant Retail Portfolio to RCG (the “Multi-Tenant Retail Disposition”) for a contract sale price of approximately $1.780 billion. The Multi-Tenant Retail Disposition is subject to various adjustments, some of which pertain to leases that the Company has negotiated, which were not finalized as of the entry into the purchase and sale agreement on February 25, 2025 (the “Multi-Tenant Retail PSA”) or as of the time of each of the closings. The closings occurred in the following stages (collectively, the “Closings”):
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
The Company recorded a gain on sale of $0.7 million for the three months ended March 31, 2026 and a loss on sale of approximately $85.2 million during the three months ended March 31, 2025, related to the Multi-Tenant Retail Disposition. These amounts are recorded in loss from discontinued operations in the Company’s consolidated statement of operations for the three months ended March 31, 2026 and 2025. The consideration paid to the Company for the Second Closing and Third Closing included the assumption of two mortgages by RCG. The amount of principal assumed by RCG for these mortgages was $256.3 million and $210.0 million, respectively.
Discontinued Operations
Entry into the Multi-Tenant Retail PSA to sell the Multi-Tenant Retail portfolio to RCG (as discussed above) represented a strategic shift in the Company’s business which initially met the held-for-sale and discontinued operations accounting criteria as of March 31, 2025 and continued to do so as of March 31, 2026. In connection with this transaction, the Company recorded receivables for the expected consideration (collectively, the “Multi-Tenant Disposition Receivable”) to be received by the Company from RCG for leases in process at the time of, and specifically related to the Closings (see the “Multi-Tenant Disposition Receivable, Net” section below for additional information).

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
The following table presents the assets and liabilities associated with the Multi-Tenant Retail Portfolio. As of March 31, 2026, this includes any remaining liability balance that is expected to be settled over time, however, all 100 properties related to the Multi-Tenant Retail Disposition were sold as of June 30, 2025 and therefore are not included in the March 31, 2026 or December 31, 2025 balances below:

(in thousands)	March 31, 2026	December 31, 2025
ASSETS
Prepaid expenses and other assets	$—	$348
Assets related to discontinued operations	$—	$348

LIABILITIES
Accounts payable and accrued expenses	$641	$890
Liabilities related to discontinued operations	$641	$890
The operating results of the Multi-Tenant Retail Portfolio were as follows for the periods noted:

	Three Months Ended March 31,
(In thousands)	2026	2025 (1)
Revenue from tenants	$—	$56,843

Expenses:
Property operating	—	19,431
Impairment charges	—	—
Acquisition, transaction and other costs	—	75
General and administrative	—	1,255
Depreciation and amortization	—	29,762
Total expenses	—	50,523
Operating income before loss on dispositions of real estate investments	—	6,320
Gain (loss) on dispositions of real estate investments	747	(85,187)
Operating income (loss) of discontinued operations	747	(78,867)
Other income (expense):
Interest expense (2)	—	(17,457)
Loss on extinguishment and modification of debt	—	66
Gain on derivative instruments	2,536	2,013
Other income	—	34
Total other income (expense), net	2,536	(15,344)
Net income (loss) before income tax	3,283	(94,211)
Income tax expense	—	—
Income (loss) from discontinued operations	$3,283	$(94,211)
__________
(1) Includes a full period of results for the 41 properties that had not yet been sold as of March 31, 2025 and the results of the 59 properties included in the First Closing through March 25, 2025.
(2) Interest expense is comprised of interest on the Company’s Revolving Credit Facility that was in place prior to entering into its new credit agreement in August 2025 (the “Prior Revolving Credit Facility”) (see Note 6 — Revolving Credit Facility for more information) and interest from the two mortgages that were assumed by RCG in the Multi-Tenant Retail Disposition. The Company calculated interest expense consistently and, for the Prior Revolving Credit Facility, used the amount of the Prior Revolving Credit Facility that would have been required to be paid back upon removal of the Multi-Tenant Retail Portfolio from the borrowing base, multiplied by the weighted-average interest rate of the Prior Revolving Credit Facility.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
The cash flows related to the Multi-Tenant Retail Portfolio have not been segregated and are included in the consolidated statements of cash flows. The following table presents certain cash flow information for the Multi-Tenant Retail Portfolio:

	Three Months Ended March 31,
(In thousands)	2026	2025
Depreciation	$—	$9,701
Amortization of intangibles	—	20,061
Amortization of discounts on mortgages	—	1,255
Amortization of below-market lease liabilities	—	(1,679)
Amortization of above-market lease assets	—	1,922
Unbilled straight-line rent	—	1,951
Gain from embedded derivative feature of multi-tenant disposition receivable	2,536	2,015
Loss on extinguishment of debt	—	—
Cash proceeds - multi-tenant disposition receivable	8,457	—
Net proceeds from the Multi-Tenant Retail Disposition	—	886,007
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
This receivable balance of $22.0 million as of March 31, 2026 was recorded at fair value and is comprised of a gross receivable of $26.0 million and a net adjustment to fair value of $4.0 million. In calculating the fair value, the Company applied probability weighting, using a range of probabilities from 25% to 100% for the likelihood of the tenants moving to open and operating status. This receivable is classified as Level 3 of the fair value hierarchy due to the use of unobservable inputs (see Note 8 — Fair Value of Financial Instruments for additional information) and it represents the full potential amount to be received less the fair value of the embedded derivative ascribed to the potential variability of these commencements. This feature is marked to market each period with changes in value being recorded through earnings. During the three months ended March 31, 2026 and 2025, the Company resolved contingencies associated with potential commencements and obtained new facts and circumstances associated with certain other ongoing leases. As a result, in the three months ended March 31, 2026 and 2025, the Company adjusted the fair value of the embedded derivative to account for those resolutions, which resulted in gains of $2.5 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. These amounts are presented as part of discontinued operations in the consolidated statements of operations.
Goodwill
The First Closing of the Multi-Tenant Retail Disposition was considered a triggering event, requiring the Company to perform a reassessment of the Multi-Tenant Retail segment’s goodwill as of March 31, 2025 since all of the segment’s properties (with the exception of one) were expected to be, and were ultimately, sold by the end of the second quarter of 2025 as part of the Multi-Tenant Retail Disposition. Based on this assessment, the Company determined that goodwill was impaired and recorded an impairment charge of $7.1 million in the first quarter of 2025, which represented a write off of the entire segment’s goodwill. This amount is presented in the goodwill impairment line item of the consolidated statements of operations for the three months ended March 31, 2025.
Note 4 — Real Estate Investments, Net
Property Acquisitions
The Company did not acquire any properties during the three months ended March 31, 2026 or 2025.
Acquired Intangible Lease Assets and Liabilities
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company recorded $0.3 million and $9.0 million of impairment charges on its acquired intangible assets and liabilities during the three months ended March 31, 2026 and 2025, respectively.
Impairment Charges
The Company recorded aggregate impairment charges of approximately $11.1 million and $60.3 million for the three months ended March 31, 2026 and 2025, respectively.
•During the three months ended March 31, 2026, the Company determined that six properties located in the U.S. had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties less selling costs, and as a result, the Company recorded an impairment charge of approximately $11.1 million.
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
As of March 31, 2026, the Company evaluated its real estate assets and liabilities for held for sale classification and determined that six properties qualified for held for sale treatment. Because these assets and liabilities are considered held for sale, the operating results remain classified within continuing operations for all periods presented.
The following table details the major classes of the real estate assets and liabilities associated with the properties that the Company determined to be classified as held for sale as of March 31, 2026 and December 31, 2025.

(In thousands)	March 31, 2026	December 31, 2025
Land	$3,204	$32,016
Buildings, fixtures and improvements	19,565	21,694
Construction in progress	375	—
Acquired intangible lease assets	940	1,290
Real estate assets held for sale, at cost	24,084	55,000
Less: accumulated depreciation and amortization	(4,883)	(5,346)
Total real estate investments, net	19,201	49,654
Prepaid expenses and other assets	713	—
Real estate assets held for sale, net	$19,914	$49,654

Below-market leases	$64	$72
Less: accumulated amortization	—	(12)
Real estate liabilities held for sale, net	$64	$60
Real Estate Dispositions
During the three months ended March 31, 2026, the Company sold 11 properties (2 Industrial and Distribution properties, 7 Retail properties and 2 Office properties), and recorded a net gain of approximately $7.9 million. During the three months ended March 31, 2026, the Company applied $4.6 million of previously received refundable buyer deposits, which had been recorded as a liability, to the consideration received upon sale of real estate. This amount is reflected as a noncash investing activity.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
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
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2026 and December 31, 2025. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of March 31, 2026 or December 31, 2025, or both. Michigan is included in the United States concentration of 73.4%.

Country / U.S. State	March 31, 2026	December 31, 2025
United States	73.4%	73.0%
Michigan	12.7%	12.5%
United Kingdom	9.7%	10.0%

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 5 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of March 31, 2026 and December 31, 2025 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1), (2)		Effective Interest Rate	Interest Rate
Country	Portfolio		March 31, 2026	December 31, 2025			Maturity	Anticipated Repayment (3)
			(In thousands)	(In thousands)
Finland:	Finland Properties (4)	5	$85,134	$86,878	4.7%	Fixed/Variable	Jan. 2029	Jan. 2029

	Total Euro denominated	5	85,134	86,878

United States:	Penske Logistics	1	70,000	70,000	4.7%	Fixed	Nov. 2028	Nov. 2028
	Multi-Tenant Mortgage Loan I	8	129,949	129,949	4.4%	Fixed	Nov. 2027	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	Fixed	Feb. 2028	Feb. 2028
	Multi-Tenant Mortgage Loan III	6	53,910	98,500	4.9%	Fixed	Dec. 2028	Dec. 2028
	Multi-Tenant Mortgage Loan IV	14	77,798	77,798	4.6%	Fixed	May 2029	May 2029
	Multi-Tenant Mortgage Loan V	10	128,780	128,780	3.7%	Fixed	Oct. 2029	Oct. 2029
	2019 Class A-1 Net-Lease Mortgage Notes	63	94,080	94,202	3.8%	Fixed	May 2049	May 2026
	2019 Class A-2 Net-Lease Mortgage Notes	63	118,035	118,187	4.5%	Fixed	May 2049	May 2029
	2021 Class A-1 Net-Lease Mortgage Notes	41	45,267	45,267	2.2%	Fixed	May 2051	May 2028
	2021 Class A-2 Net-Lease Mortgage Notes	41	78,189	78,189	2.8%	Fixed	May 2051	May 2031
	2021 Class A-3 Net-Lease Mortgage Notes	30	34,997	34,997	3.1%	Fixed	May 2051	May 2028
	2021 Class A-4 Net-Lease Mortgage Notes	30	54,995	54,995	3.7%	Fixed	May 2051	May 2031
	Mortgage Loan III	22	33,400	33,400	4.1%	Fixed	Jan. 2028	Jan. 2028
	CMBS Loan II	20	237,000	237,000	5.8%	Fixed	Apr. 2029	Apr. 2029
	Total USD denominated	357	1,189,150	1,234,014
	Gross mortgage notes payable	362	1,274,284	1,320,892	4.4%
	Mortgage discounts		(44,276)	(47,807)
	Deferred financing costs, net of accumulated amortization (5)		(7,733)	(8,481)
	Mortgage notes payable, net	362	$1,222,275	$1,264,604	4.4%

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
(4)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.05% plus 6-month Euribor and reflects the Euribor rate in effect as of March 31, 2026.
(5)Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next four calendar years and thereafter as of March 31, 2026:

(In thousands)	Future Principal Payments (1)
2026 Remainder	$94,539
2027	130,560
2028	270,935
2029	645,066
2030	—
Thereafter	133,184
Total	$1,274,284
______
(1)Assumes exchange rates of €1.00 to $1.15 for Euros (“EUR”) as of March 31, 2026 for illustrative purposes, as applicable.
The total gross carrying value of the Company’s unencumbered assets as of March 31, 2026 was $3.58 billion, and approximately $3.53 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) and therefore is not currently available to serve as collateral for future borrowings under the Revolving Credit Facility.
Mortgage Covenants
As of March 31, 2026, the Company was in compliance with all property-level debt covenants with the exception of two property-level debt instruments. For those two property-level debt instruments, the Company either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under the Company’s Revolving Credit Facility. While the restricted cash cannot be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on the Company’s liquidity or its ability to operate the impacted assets.
Note 6 — Revolving Credit Facility
The table below details the outstanding balances under the Company’s credit agreement as of March 31, 2026 and December 31, 2025:

	March 31, 2026						December 31, 2025
(In thousands)	TOTAL USD (1)	USD	British Pounds Sterling (“GBP”)	EUR (3)	Canadian Dollar (“CAD”)		TOTAL USD (2)	USD	British Pounds Sterling (“GBP”)	EUR	Canadian Dollar (“CAD”)
Revolving Credit Facility	$290,006	$—	£—	€252,078	C$	—	$324,165	$20,000	£—	€259,078	C$	—
(1) Assumes exchange rates of €1.00 to $1.15 for EUR as of March 31, 2026 for illustrative purposes, as applicable.
(2) Assumes exchange rates of €1.00 to $1.17 for EUR as of December 31, 2025 for illustrative purposes, as applicable.
(3) The EUR portion of Revolving Credit Facility is 99.2% fixed via swaps and, as of March 31, 2026, had a weighted-average effective interest rate of 3.3% after giving effect to interest rate swaps in place.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Credit Agreement
On August 5, 2025, the OP, as borrower, together with the Company and certain subsidiaries of the OP acting as guarantors (the “Guarantors”), entered into a credit agreement (the “Credit Agreement” and the credit facilities provided thereunder, collectively, the “Revolving Credit Facility”) with BMO Bank N.A. (“BMO”), as agent, and the other lender parties thereto.
The Revolving Credit Facility consists solely of a senior unsecured multi-currency revolving credit facility, and the aggregate total commitments under the Revolving Credit Facility are $1.8 billion ($100.0 million of which can only be used for U.S. dollar loans), with a $75.0 million sublimit for letters of credit. The Revolving Credit Facility includes an uncommitted “accordion feature” whereby, so long as no default or event of default has occurred and is continuing, the Company has the right to increase the commitments under the Revolving Credit Facility, allocated to either or both the Revolving Credit Facility or a new term loan facility, by up to an additional $1.185 billion, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. The Revolving Credit Facility matures on August 5, 2029, subject to the OP’s right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms.
Concurrently with the entry into the Credit Agreement, the Company and the other Guarantors entered into a number of guaranty agreements (collectively, the “Guaranty”) and a related contribution agreement, which governs contribution rights of such Guarantors in the event any amounts become payable by them under the Guaranty. The Revolving Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors for so long as the Guaranty is required from such subsidiaries under the terms of the Credit Agreement, and the availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. The Credit Agreement also includes provisions governing the calculation of the value of the borrowing base. Borrowings are, at the option of the Company, able to be denominated in USD, EUR, GBP, CAD and Swiss Francs provided that the total principal amount of non-USD loans does not exceed the sum of the total revolving commitments minus $100.0 million. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. As of March 31, 2026, approximately $785.6 million was available for future borrowings under the Revolving Credit Facility.
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
As of March 31, 2026, the Revolving Credit Facility had a weighted-average effective interest rate of 3.3% after interest rate swaps in place.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Revolving Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on index borrowings. Upon an event of a default, lenders have the right to terminate their obligations under the Revolving Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The terms of the Revolving Credit Facility include various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends (see below) and share repurchases not to exceed $300.0 million) (see Note 10 — Stockholders' Equity for additional information on repurchases of the Company’s common stock, par value $0.01 per share (“Common Stock”)), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business and events of default. The Credit Agreement also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
consolidated secured leverage, minimum fixed charge coverage, maximum secured recourse debt, maximum unencumbered leverage, unencumbered interest coverage and minimum net worth. However, since the Company achieved an Investment Grade Rating from Fitch Ratings in October 2025, the financial maintenance covenants with respect to maximum secured recourse debt and minimum net worth do not apply. As of March 31, 2026, the Company was in compliance with all covenants under the Credit Agreement.
Under the terms of the Credit Agreement, the Company may not pay distributions, including cash dividends payable with respect to Common Stock, the Company’s 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share (“Series B Preferred Stock”), its Series D Preferred Stock, its Series E Preferred Stock, or any other class or series of stock the Company may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, or any other class or series of stock the Company may issue in the future that exceed 100% of the Company’s Adjusted FFO, as defined in the Credit Agreement (which is different from Adjusted Funds From Operations (“AFFO”) disclosed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, the Company may pay cash dividends and other distributions, and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of its Adjusted FFO. However, notwithstanding the preceding sentence, the Company is permitted to make restricted payments (including the making of distributions and share repurchases) in an amount required to be paid by the Company in order for it to (x) maintain its REIT status for federal and state income tax purposes and (y) avoid the payment of federal and state income or excise tax. During a payment or bankruptcy event of default, restricted payments by the Company will only be permitted up to the minimum amount needed to maintain the Company’s status as a REIT for federal and state income tax purposes. In addition, for so long as the Company maintains at least one investment-grade rating from at least one ratings agency (such as its investment-grade BBB- rating received from Fitch Ratings in October 2025), such percentage limitations on the Company’s ability to make distributions will not apply.
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 7 — Senior Notes, Net
The details of the Company’s senior notes are as follows:

(In thousands)	March 31, 2026	December 31, 2025
3.75% Senior Notes
Aggregate principal amount	$500,000	$500,000
Less: Deferred financing costs	(2,371)	(2,713)
3.75% Senior Notes, net	497,629	497,287

4.50% Senior Notes
Aggregate principal amount	500,000	500,000
Less: Discount	(63,609)	(69,118)
4.50% Senior Notes, net	436,391	430,882

Senior Notes, Net	$934,020	$928,169
3.75% Senior Notes
On December 16, 2020, the Company and the OP issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “3.75% Senior Notes”). The 3.75% Senior Notes, which were issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.750% per year. Interest on the 3.75% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year and they do not require any principal payments prior to maturity. As of March 31, 2026, the Company was in compliance with the covenants under the indenture governing the 3.75% Senior Notes.
4.50% Senior Notes
The $500.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”) were recorded at their estimated fair value in connection with the acquisition of The Necessity Retail REIT, Inc. (“RTL”) in September 2023, resulting in the recording of a discount. This discount is being amortized as an increase to interest expense over the remaining term of the 4.50% Senior Notes. The 4.50% Senior Notes, which were originally issued by RTL on October 7, 2021 at par, will mature on September 30, 2028 and accrue interest at a rate of 4.50% per year. Interest on the 4.50% Senior Notes is payable semi-annually in arrears on March 30 and September 30 of each year and they do not require any principal payments prior to maturity. As of March 31, 2026, the Company was in compliance with the covenants under the indenture governing the 4.50% Senior Notes.
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
March 31, 2026
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2026 and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. The Company has determined that its derivative valuations, with the exception of the multi-tenant receivable, net, are classified in Level 2 of the fair value hierarchy. See Note 3 — Multi-Tenant Retail Disposition for additional information on the multi-tenant receivable, net.
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
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
The Company recorded impairments for real estate investments during the three months ended March 31, 2026 and 2025 (see Note 4 — Real Estate Investments, Net for additional information on impairment charges recorded by the Company). The impairments were based on the estimated selling prices, less selling costs, of the impaired properties. The carrying value of these impaired real estate investments on the consolidated balance sheet represents their estimated fair value at the time of impairment.
Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2026
Foreign currency forwards, net (GBP & EUR)	$—	$(780)	$—	$(780)
Interest rate swaps, net (USD & EUR)	$—	$276	$—	$276
Multi-tenant disposition receivable	$—	$—	$22,013	$22,013
December 31, 2025
Foreign currency forwards, net (GBP & EUR)	$—	$(4,296)	$—	$(4,296)
Interest rate swaps, net (USD,GBP & EUR)	$—	$(955)	$—	$(955)
Multi-tenant disposition receivable	$—	$—	$27,934	$27,934
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2026 and year ended December 31, 2025.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
The change in Level 3 assets was as follows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
Beginning balance	$27,934	$—
Net receivable recorded for the First Closing	—	106,714
Net receivable recorded for the Second Closing	—	—
Net receivable recorded for the Third Closing	—	—
Net unrealized gain	7,455	—
Cash received for open and operating leases	(8,457)	—
Net realized (loss) gain (1)	(4,919)	2,015
Ending balance	$22,013	$108,729
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
•As of March 31, 2026, the Company’s mortgage notes payable had a gross carrying value of $1.3 billion and a fair value of $1.2 billion. As of December 31, 2025 the Company’s mortgage notes payable had a gross carrying value of $1.3 billion and a fair value of $1.3 billion. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of March 31, 2026, the advances to the Company under the Revolving Credit Facility had a carrying value of $0.3 billion and a fair value of $0.3 billion. As of December 31, 2025, the advances to the Company under the Revolving Credit Facility had a carrying value of $0.3 billion and a fair value of $0.4 billion.
•As of March 31, 2026, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $484.4 million. As of December 31, 2025, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $485.6 million.
•As of March 31, 2026, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $485.0 million. As of December 31, 2025, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $488.8 million.
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2026 and December 31, 2025:

(In thousands)	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	$355	$—
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(79)	(995)
Total		$276	$(995)

Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$229	$—
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(1,217)	(3,140)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	639	7
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(431)	(1,163)
Total		$(780)	$(4,296)
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the three months ended March 31, 2026, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending March 31, 2027, the Company estimates that $0.2 million will be reclassified from other comprehensive income as a decrease to interest expense.

In the first quarter of 2025 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur. The accelerated amount was a loss of $3.7 million, and is presented in the unrealized (losses) gains undesignated foreign currency advances and other hedge ineffectiveness line item in the Company’s consolidated statements of operations for the three months ended March 31, 2025.

As of March 31, 2026 and December 31, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2026		December 31, 2025
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (EUR)	9	$355,723	9	$363,009
Total	9	$355,723	9	$363,009

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(In thousands)	2026	2025
Amount of loss recognized in AOCI from derivatives	$(1,130)	$(933)
Amount of loss reclassified from AOCI into income as interest expense	$(142)	$(2,789)
Total interest expense recorded in the consolidated statements of operations	$39,191	$53,437
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of March 31, 2026 and December 31, 2025 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the three months ended March 31, 2026 and the year ended December 31, 2025, the Company did not use foreign currency derivatives that were designated as net investment hedges.
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
During the three months ended March 31, 2025, the Company recorded a loss of approximately $2.6 million due to currency changes on the undesignated excess foreign currency advances over the related net investments. This amount is recorded in unrealized (losses) gains undesignated foreign currency advances and other hedge ineffectiveness in the Company’s consolidated statements of operations. The Company did not record any similar gains or losses during the three months ended March 31, 2026.
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
The Company recorded a gain on derivative instruments of $3.1 million and a loss on derivative instruments of $3.9 million for the three months ended March 31, 2026 and 2025, respectively.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
As of March 31, 2026 and December 31, 2025, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	March 31, 2026		December 31, 2025
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	30	$79,954	34	$92,846
Foreign currency forwards (EUR-USD)	27	47,169	31	55,766
Total	57	$127,123	65	$148,612
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2026	$1,223	(1,727)	—	(504)	—	—	$(504)
December 31, 2025	$7	(5,298)	—	(5,291)	—	—	$(5,291)
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
As of March 31, 2026, the Company did not have any counterparties where the net derivative fair value held by that counterparty was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of March 31, 2026, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 10 — Stockholders' Equity
Common Stock
As of March 31, 2026 and December 31, 2025, the Company had 212,032,775 and 216,016,247 shares of Common Stock issued and outstanding, respectively, including Restricted Shares and excluding unvested restricted stock units (“RSUs”) and performance stock units (“PSUs”). Unvested RSUs and PSUs may be settled in shares of Common Stock in the future.
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
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
During the three months ended March 31, 2026 and 2025, the Company purchased 4,218,361 and 2,417,442 shares of Common Stock, respectively, for $38.4 million and $19.4 million, respectively.
ATM Program — Common Stock
In November 2025, the Company entered into a new “at the market” equity offering program under which the Company may sell shares of Common Stock, from time to time, through its sales agents (the “2025 Common Stock ATM Program”) and filed a prospectus supplement to its current shelf registration statement on Form S-3 (File No. 333-286918) covering the 2025 Common Stock ATM Program, having an aggregate offering amount of up to $300.0 million. In connection with the establishment of the 2025 Common Stock ATM Program, the Company terminated its prior common stock “at the market” equity offering program (the “2019 Common Stock ATM Program”) and its Series B Preferred Stock “at-the-market” equity offering program, each of which were established in 2019. The prior registration statement had an aggregate offering amount of up to $285.0 million.
Under the 2025 Common Stock ATM Program, the Company may sell shares of its common stock (i) through sales agents, acting as the Company’s sales agents, (ii) directly to the sales agents, acting as principals, or (iii) through forward purchasers, acting as agents in connection with forward sale agreements.
•During the three months ended March 31, 2026 the Company did not sell any shares of Common Stock through the 2025 Common Stock ATM Program.
•During the three months ended March 31, 2025 the Company did not sell any shares of Common Stock through the 2019 Common Stock ATM Program.
Preferred Stock
The Company is currently authorized to issue up to 40,000,000 shares of preferred stock.
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of March 31, 2026 and December 31, 2025. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of March 31, 2026 and December 31, 2025. The Company had 4,695,887 shares of Series B Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025.
•The Company has classified and designated 7,933,711 shares of its authorized Preferred Stock as authorized shares of Series D Preferred Stock, as of March 31, 2026. The Company had 7,933,711 shares of Series D Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025.
•The Company has classified and designated 4,595,175 shares of its authorized Preferred Stock as authorized shares of Series E Preferred Stock, as of March 31, 2026. The Company had 4,595,175 shares of Series E Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025.
Dividends
Common Stock Dividends
In February 2024, the Board approved a dividend policy that reduced the Company’s Common Stock dividend rate to an annual rate of $1.10 per share, or $0.275 per share on a quarterly basis, which became effective with the Common Stock dividend declared and paid in April 2024 and was still effective through January 2025.
In February 2025, the Company announced that the Board planned to reduce the quarterly dividend per share of Common Stock from $0.275 to $0.190 per share, representing an annual dividend rate of $0.76 per share, which became effective with the Common Stock dividend declared in April 2025 and is currently in effect.
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
March 31, 2026
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2026, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
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
RSUs
RSUs represent a contingent right to receive shares of Common Stock at a future settlement date, subject to satisfaction of vesting on a straight-line basis over a specified period of time or other restrictions and an award agreement evidencing the grant of RSUs. Holders of RSUs do not have any voting rights with respect to the RSUs or any shares underlying any award of RSUs. For RSUs issued prior to the fourth quarter of 2024, the holders are generally credited with dividend equivalents which are subject to the same vesting conditions or other restrictions as the underlying RSUs and only paid at the time such RSUs are settled in shares of Common Stock. For RSUs granted in or after the fourth quarter of 2024, the holders receive nonforfeitable cash dividends prior to the time that the RSUs have vested and settled in, or converted into, shares of Common Stock. RSUs may not, in general, be sold or otherwise transferred until restrictions are removed and the RSUs are settled in, or converted into, the shares of Common Stock. The fair value of the RSUs granted, which is expensed over the vesting period, is based on the market price of Common Stock as of the grant date.
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
The following table reflects the activity of RSUs outstanding for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2025	1,603,181	$7.51
Vested	(396,015)	7.55
Granted	654,879	9.00
Forfeitures	—	—
Unvested, March 31, 2026	1,862,045	8.03

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2024	1,248,179	$7.89
Vested	(148,020)	8.00
Granted	831,827	7.36
Forfeitures	(16,498)	8.12
Unvested, March 31, 2025	1,915,488	7.65
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
The following table reflects the activity of Restricted Shares outstanding for the periods presented that impacted the Company:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2025	168,656	$11.44
Vested	—	—
Granted	—	—
Forfeitures	—	—
Unvested, March 31, 2026	168,656	11.44

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2024	334,642	$11.88
Vested	—	—
Granted	—	—
Forfeitures	(9,375)	10.19
Unvested, March 31, 2025	325,267	11.93
PSUs
In November 2023, January 2025 and January 2026, the Compensation Committee approved awards of PSUs (the “2023 PSUs,” the “2025 PSUs” and the “2026 PSUs”, respectively), pursuant to the Company’s outstanding equity plans, to full-time employees of the Company. PSUs may be earned and become vested if the Company’s performance meets certain criteria (see below for more detail) over a three-year period performance period (the “PSU Performance Period”).
January 2026 Grant and January 2025 Grant

	Level of Performance
	Threshold	Target	Maximum
Potential Number of 2026 PSUs to be Issued (1)	353,744	707,516	1,591,842
Potential Number of 2025 PSUs to be Issued (2)	417,135	834,270	1,877,107
_________
(1) The PSU Performance Period for the 2026 PSUs began on January 1, 2026 and ends on December 31, 2028 (the “2026 PSU Measurement Date”) and is generally subject to the applicable employee’s continued employment through the 2026 PSU Measurement Date.
(2) The PSU Performance Period for the 2025 PSUs began on January 1, 2025 and ends on December 31, 2027 (the “2025 PSU Measurement Date”) and is generally subject to the applicable employee’s continued employment through the 2025 PSU Measurement Date.
Under accounting rules, the total fair value of the 2026 PSUs granted at the maximum level under the 2025 Equity Plan totaled $6.6 million and was fixed as of January 2, 2026, the date that the Board approved the award of the 2026 PSUs under the 2025 Equity Plan (the “2026 PSU Grant Date”). The fair value will not be remeasured in subsequent periods unless the 2026 PSUs are amended or there is a change in the expectation for the three-year debt reduction (net debt to adjusted EBITDA) performance metric. The fair value of the 2026 PSUs that were granted is being recorded evenly over the requisite service period which is approximately 3.0 years from January 1, 2026, ending on the 2026 PSU Measurement Date.
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Performance Measures:
The ultimate amount of 2026 PSUs or 2025 PSUs that may become earned and vested on either the 2026 PSU Measurement Date or the 2025 PSU Measurement Date will equal the sum of the 2026 PSUs or 2025 PSUs: (i) earned based on the Company’s debt reduction over a three year period; (ii) earned by comparing the Company’s TSR to a custom designed net lease peer group consisting of Agree Realty Corporation, Broadstone Net Lease, Inc., EPR Properties, Essential Properties Realty Trust, Inc., Four Corners Property Trust, Inc., Getty Realty Corp., Gladstone Commercial Corporation, LXP Industrial Trust, NETSTREIT Corp., NNN REIT Inc., Orion Office REIT Inc., Peakstone Realty Trust and W.P. Carey Inc. (the “2026 and 2025 Custom Net Lease Peer Group”); and (iii) earned by achievement of certain TSR levels (the “2026 and 2025 Company TSR”).
The following table details the number of 2026 PSUs that may be earned and vested on the 2026 PSU Measurement Date and the number of 2025 PSUs that may be earned and vested on the 2025 PSU Measurement Date, by each category of performance goal:

	2026 PSUs			2025 PSUs
	Target	Percentage Earned	Number Earned	Target	Percentage Earned	Number Earned
Three-Year Debt Reduction (Net Debt to Adjusted EBITDA):
Net debt to adjusted EBITDA greater than 6.7x (Below Threshold)	235,839	—%	—	278,090	—%	—
Net debt to adjusted EBITDA of 6.7x (Threshold) (1)	235,839	50%	117,915	278,090	50%	139,045	(2)
Net debt to adjusted EBITDA of 6.5x (Target) (1)	235,839	100%	235,839	278,090	100%	278,090	(2)
Net debt to adjusted EBITDA of 6.3x or less (Maximum) (1)	235,839	225%	530,614	278,090	225%	625,703
Company TSR Relative to the 2026 and 2025 Custom Net Lease Peer Group:
Less than 30th percentile (Below Threshold)	235,839	—%	—	278,090	—%	—
30th percentile (Threshold) (1)	235,839	50%	117,915	278,090	50%	139,045	(2)
55th percentile (Target) (1)	235,839	100%	235,839	278,090	100%	278,090	(2)
Equal to or greater than 75th percentile (Maximum) (1)	235,839	225%	530,614	278,090	225%	625,703
2026 and 2025 Company TSR:
Less than 5% (Below Threshold)	235,839	—%	—	278,090	—%	—
5% (Threshold) (1)	235,839	50%	117,915	278,090	50%	139,045	(2)
8% (Target) (1)	235,839	100%	235,839	278,090	100%	278,090	(2)
12% or greater (Maximum) (1)	235,839	225%	530,614	278,090	225%	625,703
_________
(1) If amounts fall in between these ranges, the results will be determined using linear interpolation between those percentiles, respectively.
(2) Amounts may not equal the exact total number of PSUs issued due to rounding.

November 2023 Grant
The PSU Performance Period for the 2023 PSUs began on October 1, 2023 and ends on September 30, 2026 (the “2023 PSU Measurement Date”) and is generally subject to the applicable employee’s continued employment through the 2023 PSU Measurement Date.

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
March 31, 2026
(Unaudited)
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
The following table details the number of 2023 PSUs that may be earned and vested on the 2023 PSU Measurement Date, by each category of performance goal:

	2023 PSUs
	Target	Percentage Earned	Number Earned
Company TSR Relative to the MSCI REIT Index:
Less than 30th percentile (Below Threshold)	175,647	—%	—
30th percentile (Threshold) (1)	175,647	50%	87,825
55th percentile (Target) (1)	175,647	100%	175,647
Equal to or greater than 75th percentile (Maximum) (1)	175,647	275%	483,027
Company TSR Relative to the 2023 Custom Net Lease Peer Group:
Less than 30th percentile (Below Threshold)	175,647	—%	—
30th percentile (Threshold) (1)	175,647	50%	87,825
55th percentile (Target) (1)	175,647	100%	175,647
Equal to or greater than 75th percentile (Maximum) (1)	175,647	275%	483,027
2023 Company TSR:
Less than 8% (Below Threshold)	117,098	—%	—
8% (Threshold) (1)	117,098	50%	58,550
10% (Target) (1)	117,098	100%	117,098
12% or greater (Maximum) (1)	117,098	275%	322,018
_________
(1) If amounts fall in between these ranges, the results will be determined using linear interpolation between those percentiles, respectively.
Compensation Expense
The combined compensation expense for RSUs, Restricted Shares and PSUs was $4.0 million and $3.1 million for the three months ended March 31, 2026 and 2025, respectively. Compensation expense for these equity instruments is recorded as equity-based compensation in the Company’s consolidated statements of operations.
•As of March 31, 2026, the Company had $12.2 million of unrecognized compensation cost related to RSUs granted, which is expected to be recognized over a weighted-average period of 2.0 years.
•As of March 31, 2026, the Company had $0.9 million of unrecognized compensation cost related to Restricted Share awards granted, which is expected to be recognized over a period of 1.2 years.
•As of March 31, 2026, the Company had $0.9 million, $3.6 million and $6.1 million of unrecognized compensation cost related to the 2023 PSUs, 2025 PSUs and 2026 PSUs granted, respectively. The unrecognized compensation cost is expected to be recognized over a period of 0.5 years, 1.75 years and 2.75 years as of March 31, 2026 related to the 2023 PSUs, 2025 PSUs and 2026 PSUs granted, respectively.
Note 13 — Leases
Lessor Arrangements
As of March 31, 2026, the Company’s leases had a weighted-average remaining lease term of 5.9 years.
Lessee Arrangements
As of March 31, 2026, the Company leases land under 16 ground leases associated with certain properties and also has two operating leases for office space. The aggregate durations for the ground leases and operating leases range from 4.0 to 118 years as of March 31, 2026. The Company did not enter into any new ground or operating leases during the first three months of 2026.
As of March 31, 2026 and December 31, 2025, the Company’s balance sheets include ROU assets of $61.9 million and $63.4 million, respectively, and operating lease liabilities of $40.6 million and $41.4 million, respectively. In determining the

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
operating ROU assets and lease liabilities for the Company’s operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
As of March 31, 2026, the Company’s ground leases and operating leases have a weighted-average remaining lease term of approximately 23.8 years and a weighted-average discount rate of 5.42%. For the three months ended March 31, 2026, the Company paid cash of approximately $0.8 million for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million on a straight-line basis in accordance with the standard.
For the three months ended March 31, 2025, the Company paid cash of approximately $0.6 million for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million on a straight-line basis in accordance with the standard.
The following table reflects the base cash rental payments due from the Company as of March 31, 2026:

(In thousands)	Future Base Rent Payments (1)
2026 Remainder	2,656
2027	3,506
2028	3,520
2029	3,529
2030	3,235
Thereafter	52,616
Total minimum lease payments (2)	69,062
Less: Effects of discounting	(28,428)
Total present value of lease payments	$40,634
________
(1)Assumes exchange rates of £1.00 to $1.32 for GBP and €1.00 to $1.15 for EUR as of March 31, 2026 for illustrative purposes, as applicable.
(2)Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground rent for this property is prepaid through 2050.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2026	2025
Loss from continuing operations	$(8,361)	$(95,168)
Preferred stock dividends	(10,936)	(10,936)
Adjustments to net loss attributable to common stockholders for common share equivalents	(537)	(347)
Adjusted net loss attributable to common stockholders - Continuing Operations	(19,834)	(106,451)
Income (loss) from discontinued operations	3,283	(94,211)
Adjusted net loss attributable to common stockholders	$(16,551)	$(200,662)

Weighted average common shares outstanding — Basic and Diluted	214,039,512	230,263,709

Net loss from continuing operations — Basic and Diluted	$(0.09)	$(0.46)
Net income (loss) from discontinued operations — Basic and Diluted	0.01	(0.41)
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.08)	$(0.87)
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested Restricted Shares, and certain of the Company’s unvested RSUs, contain rights to receive distributions considered to be non-forfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above excludes the distributions to the unvested Restricted Shares and certain unvested RSUs from the numerator.
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested Restricted Shares, unvested RSUs and unvested PSUs to be common share equivalents.
The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2026 and 2025 (see Note 12 — Equity-Based Compensation for additional information on all of the common share equivalents listed in the table below):

	Three Months Ended March 31,
	2026	2025
Unvested RSUs (1)	1,994,953	1,748,712
Unvested Restricted Shares (2)	168,656	329,313
Unvested PSUs (3)	4,721,647	2,894,041
Total common share equivalents excluded from calculation	6,885,256	4,972,066
(1) There were 1,862,045 and 1,915,488 unvested RSUs issued and outstanding as of March 31, 2026 and 2025, respectively.
(2) There were 168,656 and 325,267 unvested Restricted Shares issued and outstanding as of March 31, 2026 and 2025, respectively.
(3) There were 4,757,021 PSUs outstanding as of March 31, 2026 and 3,165,179 outstanding as of March 31, 2025.

No PSU share equivalents were included in the calculation for the three months ended March 31, 2026 and 2025 since their impact was anti-dilutive.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 15 — Segment Reporting
The Company has three reportable segments based on property type: (1) Industrial & Distribution, (2) Retail and (3) Office. Due to the classification of the Multi-Tenant Retail Portfolio as a discontinued operation, the tables below do not include the results of the Multi-Tenant Retail Portfolio, which are classified within loss from discontinued operations in our consolidated statements of operations for the three months ended March 31, 2026 and 2025 (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
The following table provides operating financial information for the Company’s reportable segments:

	Three Months Ended March 31,
(In thousands)	2026	2025
Industrial & Distribution:
Revenue from tenants	$49,184	$58,009
Property operating expense	5,257	5,257
Net Operating Income	$43,927	$52,752

Retail:
Revenue from tenants	$29,546	$36,958
Property operating expense	3,674	3,906
Net Operating Income	$25,872	$33,052

Office:
Revenue from tenants	$30,556	$37,448
Property operating expense	3,994	4,790
Net Operating Income	$26,562	$32,658

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segment's revenue from tenants to consolidated revenue from tenants and the total reportable segment’s net operating income to consolidated net (loss) income before taxes and consolidated net (loss) income attributable to common stockholders is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenue From Tenants:
Industrial & Distribution	$49,184	$58,009
Retail	29,546	36,958
Office	30,556	37,448
Total Consolidated Revenue From Tenants	$109,286	$132,415

Net loss before income tax and net (loss) income attributable to common stockholders:
Net Operating Income:
Industrial & Distribution	$43,927	$52,752
Retail	25,872	33,052
Office	26,562	32,658
Total net operating income	96,361	118,462
Impairment charges	(11,115)	(60,315)
Acquisition, transaction and other costs	(4,387)	(1,579)
General and administrative	(12,144)	(16,203)
Equity-based compensation	(4,042)	(3,093)
Depreciation and amortization	(41,612)	(56,334)
Goodwill impairment	—	(7,134)
Gain (loss) on dispositions of real estate investments	7,879	(1,678)
Interest expense	(39,191)	(53,437)
Loss on extinguishment of debt	(1,707)	(418)
Gain (loss) on derivative instruments	3,065	(3,856)
Unrealized loss on undesignated foreign currency advances and other hedge ineffectiveness	—	(6,351)
Other income	174	48
Net loss before income tax	(6,719)	(91,888)
Income tax expense	(1,642)	(3,280)
Loss from continuing operations	(8,361)	(95,168)
Income (loss) from discontinued operations	3,283	(94,211)
Net loss	(5,078)	(189,379)
Preferred stock dividends	(10,936)	(10,936)
Net loss attributable to common stockholders	$(16,014)	$(200,315)

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
The following table reconciles real estate investments, net by segment to consolidated total assets as of the periods presented:

(In thousands)	March 31, 2026 (1)	December 31, 2025 (1)
Investments in real estate, net:
Industrial & Distribution	$1,750,640	$1,792,235
Retail	1,113,498	1,142,964
Office	849,796	875,425
Total investments in real estate, net	3,713,934	3,810,624
Real estate assets held for sale	19,914	49,654
Assets related to discontinued operations	—	348
Cash and cash equivalents	125,479	180,114
Restricted cash	11,979	13,949
Derivative assets, at fair value	1,223	7
Unbilled straight line rent	72,969	72,919
Operating lease right-of-use asset	61,868	63,362
Prepaid expenses and other assets	56,516	60,415
Multi-tenant disposition receivable, net	22,013	27,934
Deferred tax assets	5,139	5,167
Goodwill and other intangible assets, net	45,628	45,898
Deferred financing costs, net	15,638	16,812
Total assets	$4,152,300	$4,347,203
_______
(1) Amounts reflect the presentation of the Multi-Tenant Retail Portfolio as a discontinued operation, which primarily reflect any remaining receivables (see Note 3 — Multi-Tenant Retail Disposition for additional information).
Geographic Information
Other than the U.S. and United Kingdom, no country or tenant individually comprised more than 10% of the Company’s annualized revenue from tenants on a straight-line basis, or total long-lived assets at March 31, 2026. The following tables present the geographic information for Revenue from tenants and Investments in real estate:

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenue from tenants:
United States	$80,029	$93,352
United Kingdom	11,469	23,818
Europe	16,984	14,487
Canada	804	758
Total	$109,286	$132,415

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

(In thousands)	March 31, 2026	December 31, 2025
Investments in real estate, gross:
United States	$3,567,207	$3,629,799
United Kingdom	540,454	554,792
Europe	545,206	554,965
Canada	37,438	38,050
Total	$4,690,305	$4,777,606

Acquired Intangible Liabilities, Gross
United States	$24,705	$24,808
United Kingdom	2,687	5,565
Europe	6,075	6,200
Canada	20	20
Total	$33,487	$36,593
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Dispositions
Subsequent to March 31, 2026, the Company disposed of three properties for an aggregate price of $4.5 million.
Pending Acquisition of Modiv Industrial, Inc.
On May 3, 2026, the Company, together with its direct and indirect subsidiaries, GNL Motion Merger Sub, LLC (“REIT Merger Sub”), the OP and GNL Motion OpCo Merger Sub, LLC (“Opco Merger Sub” and, together with GNL, REIT Merger Sub and the Operating Partnership, the “GNL Parties”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Modiv Industrial, Inc. (NYSE: MDV) (“Modiv”) and Modiv Operating Partnership, LP (the “Modiv Operating Partnership” and, together with Modiv, the “Modiv Parties”). Pursuant to the terms and conditions of the Merger Agreement, upon the closing, Modiv will merge with and into REIT Merger Sub with REIT Merger Sub continuing as the surviving entity (the “Modiv Merger”). Contemporaneously therewith or immediately following the Modiv Merger, OpCo Merger Sub will merge with and into the Modiv Operating Partnership, with the Modiv Operating Partnership being the surviving entity (such merger transaction, the “OpCo Merger” and, together with the Modiv Merger, the “Mergers”).
Pursuant to the terms and subject to the conditions of the Merger Agreement, at the date and time the Modiv Merger becomes effective, (i) each outstanding share of Class C common stock, $0.001 par value per share, of Modiv (other than the Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive 1.975 shares of Common Stock (such shares of Common Stock issued to the holders of Modiv Common Stock, the “Modiv Common Stock Merger Consideration”), without interest, subject to adjustment as set forth in the Merger Agreement, and cash in lieu of fractional shares, and (ii) each outstanding share of Modiv’s 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share, will be converted into the right to receive an amount in cash equal to $25.00, plus any accrued and unpaid dividends thereon, if any, to but not including, the closing date of the Mergers. Immediately prior to the time the OpCo Merger becomes effective, subject to the terms and conditions set forth in the Merger Agreement, each outstanding unit of Class X limited partnership interest in the Modiv Operating Partnership will immediately vest in full and be converted into one unit of Class C limited partnership interest (the “Modiv Operating Partnership Class C Units”) in the Modiv Operating Partnership and each outstanding Modiv Operating Partnership Class C Unit (other than the parties to the Merger Agreement and their respective affiliates) will be converted into the right to receive 1.975 OP Units (as defined in the OP Agreement (defined below), and such OP Units issued at the OpCo Merger Effective Time, the “OpCo Merger Consideration OP Units”), plus the right to receive cash in lieu of any fractional OP Units, if any, without interest.
The Merger Agreement contains customary covenants, representations, and warranties, as well as certain termination rights for us and Modiv, in each case, as more fully described in the Merger Agreement. The consummation of the Merger is also

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
subject to certain customary closing conditions, including receipt of the approval by the stockholders of Modiv, and certain customary termination rights.
Pursuant to the Merger Agreement, the Company has agreed, at the OpCo Merger Effective Time to adopt an amendment, substantially in the form of Exhibit A to the Merger Agreement (such amendment, the “OP Agreement Amendment”), to the OP’s Second Amended and Restated Agreement of Limited Partnership, originally dated June 2, 2015 (as amended, the “OP Agreement”), to, among other things, (i) require the general partner to use commercially reasonable efforts in certain transactions to avoid causing limited partners to recognize gain for federal income tax purposes, and (ii) grant the OP the right, but not the obligation, to redeem any or all outstanding OP Units at certain redemption amounts in the form of cash or Common Stock, at the Company’s election, provided, that the redemption of any OpCo Merger Consideration OP Units pursuant to such call right shall be made in the form of Common Stock.

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks that any potential future acquisition or disposition by the Company is subject to market conditions, capital availability and timing considerations and may not be identified or completed on favorable terms, or at all. Some of the additional risks and uncertainties, although not all risks and uncertainties, that could cause the Company’s actual results to differ materially from those presented in its forward-looking statements are set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025, this and our other Quarterly Reports on Form 10-Q, and our other filings with the U.S. Securities and Exchange Commission (the “SEC”), as such risks, uncertainties and other important factors may be updated from time to time in the Company’s subsequent reports.

Overview
We are a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S., and Western and Northern Europe.
As of March 31, 2026, we owned 809 properties consisting of 40.3 million rentable square feet, which were 97% leased, with a weighted-average remaining lease term of 5.9 years. Based on the percentage of annualized rental income on a straight-line basis as of March 31, 2026, approximately 74% of our properties were located in the U.S. and Canada and approximately 26% were located in Europe. In addition, as of March 31, 2026, our portfolio was comprised of 47% Industrial & Distribution properties, 27% Retail properties and 26% Office properties. The percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of March 31, 2026. The straight-line rent includes amounts for tenant concessions.
Our portfolio is leased to primarily “Investment Grade” rated tenants in well-established markets in the U.S. and Europe. A total of 64.4% of our rental income on an annualized straight-line basis for leases in place as of March 31, 2026 was derived from Investment Grade rated tenants, comprised of 33.5% leased to tenants with an actual investment grade rating and 30.9% leased to tenants with an implied investment grade rating. For our purposes, “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s Analytics tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of March 31, 2026.
Agreement and Plan of Merger
On May 3, 2026, the Company, together with its direct and indirect subsidiaries, REIT Merger Sub, the OP and Opco Merger Sub entered into the Merger Agreement with the Modiv Parties. Pursuant to the terms and conditions of the Merger Agreement, upon the closing, Modiv will merge with and into REIT Merger Sub with REIT Merger Sub continuing as the surviving entity. Contemporaneously therewith or immediately following the Modiv Merger, OpCo Merger Sub will merge with and into the Modiv Operating Partnership, with the Modiv Operating Partnership being the surviving entity.
Pursuant to the terms and subject to the conditions of the Merger Agreement, at the date and time the Modiv Merger becomes effective, (i) each outstanding share of Class C common stock, $0.001 par value per share, of Modiv (other than the Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive 1.975 shares of Common Stock, without interest, subject to adjustment as set forth in the Merger Agreement, and cash in lieu of fractional shares, and (ii) each outstanding share of Modiv’s 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share, will be converted into the right to receive an amount in cash equal to $25.00, plus any accrued and unpaid dividends thereon, if any, to but not including, the closing date of the Mergers. Immediately prior to the time the OpCo Merger becomes effective, subject to the terms and conditions set forth in the Merger Agreement, each outstanding unit of Class X limited partnership interest in the Modiv Operating Partnership will immediately vest in full and be converted into one Modiv Operating Partnership Class C Unit in the Modiv Operating Partnership and each outstanding Modiv Operating Partnership Class C Unit (other than the parties to the Merger Agreement and their respective affiliates) will be converted into the right to receive 1.975 OP Units, plus the right to receive cash in lieu of any fractional OP Units, if any, without interest.
The Merger Agreement contains customary covenants, representations, and warranties, as well as certain customary termination rights for us and Modiv, in each case, as more fully described in the Merger Agreement.
In addition, the Merger Agreement requires, among other things, that the Company file with the Securities and Exchange Commission a Registration Statement on Form S-4 registering the issuance of the Modiv Common Stock Merger Consideration under the Securities Act of 1933, as amended, which will contain a prospectus of the Company for the issuance of the Modiv Common Stock Merger Consideration and a proxy statement of Modiv with respect to its special meeting of Modiv’s stockholders convened for purposes of obtaining the approval of the Modiv Merger.
Completion of the Mergers, which is expected in the third quarter of 2026, is subject to customary closing conditions, including the approval of Modiv stockholders. No approval of the Company’s stockholders will be required in connection with the Mergers.
Critical Accounting Estimates
For a discussion about our critical accounting estimates and policies, see the “Significant Accounting Estimates and Accounting Policies” section of our 2025 Annual Report on Form 10-K. Except for those required by new accounting pronouncements discussed in the section referenced below, there have been no material changes from these critical accounting estimates and policies.
Recently Issued Accounting Pronouncements
See Note 2 — Basis of Presentation — Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Table of Contents
Properties
The following table represents a summary by segment of our portfolio of real estate properties as of March 31, 2026:

		Annualized Straight-Line Rent		Annualized Base Rent		Square Feet
Segment	Number of Properties	Amount	%	Amount	%	Amount	%	Occupancy	Weighted-Average Remaining Lease Term (Years) (1)
		(In thousands)		(In thousands)		(In thousands)
Industrial & Distribution	185	$187,485	47%	$185,339	47%	28,211	70%	97%	6.0
Retail	573	109,345	27%	107,498	27%	6,547	16%	97%	6.7
Office	51	105,872	26%	105,014	26%	5,517	14%	99%	4.2
Total	809	$402,702	100%	$397,851	100%	40,275	100%	97%	5.9
__________
(1) If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years is calculated based on square feet as of March 31, 2026.
Results of Operations
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
Due to the classification of the 100 multi-tenant retail properties that were sold in 2025 (the “Multi-Tenant Retail Portfolio”) as a discontinued operation, the tables below do not include the results of the Multi-Tenant Retail Portfolio, which are classified within loss from discontinued operations in our consolidated statements of operations for the three months ended March 31, 2026 and 2025 (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Comparison of the Three Months Ended March 31, 2026 and 2025
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $16.0 million for the three months ended March 31, 2026, as compared to $200.3 million for the three months ended March 31, 2025. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenue From Tenants:
Industrial & Distribution	$49,184	$58,009
Retail	29,546	36,958
Office	30,556	37,448
Total Consolidated Revenue From Tenants	$109,286	$132,415
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $49.2 million and $58.0 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in revenue from tenants was due to the loss of revenue of approximately $9.3 million from dispositions, partially offset by higher revenue of approximately $0.5 million from other properties. The net loss of revenue from dispositions primarily resulted from the sale of two groups of properties that were leased by two of our former tenants, which comprised approximately $8.0 million of the decrease. There was minimal impact from the year-over-year change in average exchange rates during the three months ended March 31, 2026, when compared to the same period last year.
Retail
Revenue from tenants in our Retail segment was $29.5 million and $37.0 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was primarily driven by the loss of revenue of approximately $7.6 million from dispositions, partially offset by an increase in revenue from other properties of $0.1 million. The loss of revenue from dispositions was primarily related to one tenant which comprised approximately $6.1 million of the decrease. There was minimal impact from the year-over-year change in average exchange rates during the three months ended March 31, 2026, when compared to the same period last year.
Office
Revenue from tenants in our Office segment was $30.6 million and $37.4 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in the first quarter of 2026, when compared to the same period last year, was primarily driven by the net loss of revenue of approximately $8.7 million from dispositions, partially offset by higher revenue from other properties of $1.9 million. The net loss of revenue from dispositions was primarily related to four tenants, which comprised approximately $7.4 million of the decrease. The year-over-year change in foreign exchange rates had a minimal impact.
Property Operating Expenses
Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Property Operating Expenses:
Industrial & Distribution	$5,257	$5,257
Retail	3,674	3,906
Office	3,994	4,790
Total Consolidated Property Operating Expenses	$12,925	$13,953
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $5.3 million for each of the three months ended March 31, 2026 and 2025. Lower costs of $0.9 million from dispositions were offset by higher costs of $0.9 million from properties owned in both periods due to the timing of our reimbursable costs. There was minimal impact from the year-over-year change in average foreign exchange rates during the three months ended March 31, 2026, when compared to the same period last year.
Retail
Property operating expenses in our Retail segment were $3.7 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in the first quarter of 2026 was primarily due to lower costs of $1.1 million from properties sold, partially offset by higher costs of $0.9 million, from properties owned in both periods, primarily due to higher costs absorbed by us at one of our properties located in Europe. There was minimal impact from the year-over-year change in average exchange rates during the three months ended March 31, 2026, when compared to the same period last year.
Office
Property operating expenses in our Office segment were $4.0 million and $4.8 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in the first quarter of 2026 was driven by lower costs of $1.1 million from properties sold, partially offset by an increase in costs of $0.3 million from properties owned in both periods. There was minimal impact from the year-over-year change in average exchange rates during the three months ended March 31, 2026, when compared to the same period last year.
Impairment Charges
During the three months ended March 31, 2026, we determined that six of our properties located in the U.S. had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price less selling costs of such properties, and as a result, we recorded impairment charges totaling approximately $11.1 million.
During the three months ended March 31, 2025, we determined that 69 of our properties (68 located in the US and one located in the U.K.) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price less selling costs of such properties, and as a result, we recorded an impairment charge of approximately $60.3 million.
Acquisition, Transaction and Other Costs
We recognized $4.4 million and $1.6 million of acquisition, transaction and other costs during the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to costs incurred in connection with a higher volume of transaction-related activity in the first quarter of 2026.
General and Administrative Expenses
General and administrative expenses were $12.1 million and $16.2 million for the three months ended March 31, 2026 and 2025, respectively, primarily consisting of employee compensation/payroll expenses, professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The decrease was primarily due to lower compensation costs and professional fees in the first quarter of 2026.
Equity-Based Compensation
During the three months ended March 31, 2026 and 2025, we recognized equity-based compensation expense of $4.0 million and $3.1 million, respectively. Equity-based compensation in the quarter ended March 31, 2026 consisted of (i) amortization of restricted shares of our Common Stock (“Restricted Shares”) granted to employees of AR Global Investments, LLC, our former advisor (the “Former Advisor”) or its affiliates who were involved in providing services to us prior to the Internalization; (ii) amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our employees and our independent directors; and (iii) amortization expense related to performance stock units (“PSUs”). The period over period increase in expense was attributable to RSUs and PSUs granted in the first quarter of 2026.
For additional information related to our equity-based compensation, including with respect to the RSUs and PSUs granted in the first quarter of 2026, see Note 12 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $41.6 million and $56.3 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was due to lower depreciation and amortization due to dispositions during 2026 and 2025, as well as higher amortization expense in the prior year period of approximately $11 million from the accelerated amortization of in-place lease intangibles during the three months ended March 31, 2025.
Gain (Loss) on Dispositions of Real Estate Investments
During the three months ended March 31, 2026, we sold 11 properties (two Industrial and Distribution properties, seven Retail properties and two Office properties) and recorded a net gain of $7.9 million. During the three months ended March 31, 2026, we applied $4.6 million of previously received refundable buyer deposits, which had been recorded as a liability, to the consideration received upon sale of real estate. This amount is reflected as a noncash investing activity.
During the three months ended March 31, 2025, we sold 16 properties (one Industrial and Distribution property, 13 Retail properties and two Office properties), and recorded a net loss of $1.7 million. These amounts do not include the properties sold in the first quarter of 2025 that were included in the Multi-Tenant Retail Portfolio, which are part of discontinued operations (see Note 3 — Multi-Tenant Retail Disposition for additional information to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Interest Expense
Interest expense was $39.2 million and $53.4 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was due to lower gross debt outstanding and a lower weighted-average effective interest rate during the three months ended March 31, 2026. The amount of our total gross debt outstanding was $2.6 billion as of March 31, 2026, as compared to $3.4 billion as of March 31, 2025. The weighted-average effective interest rate of our total debt was 4.1% as of March 31, 2026 and 4.2% as of March 31, 2025.
The decrease in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the three months ended March 31, 2026, when compared to the same period last year. As of March 31, 2026, approximately 15% of our total debt outstanding was denominated in Euros (“EUR”). As of March 31, 2025, approximately 16% of our total debt outstanding was denominated in EUR and 1% was denominated in Canadian Dollars (“CAD”).
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of March 31, 2026, approximately 50% of our total debt outstanding was secured and 50% was unsecured, the latter including amounts outstanding under our Revolving Credit Facility, our $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “3.75% Senior Notes”) and $500.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”).

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
Loss on Extinguishment of Debt
The loss on extinguishment of debt was $1.7 million and $0.4 million during the quarters ended March 31, 2026 and March 31, 2025, respectively.
Gain (Loss) on Derivative Instruments
The gain of $3.1 million on derivative instruments for the three months ended March 31, 2026 and the loss of $3.9 million on derivative instruments for the three months ended March 31, 2025, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by exchange rate changes in British Pounds Sterling (“GBP”) and EUR compared to the USD. For the three months ended March 31, 2026, the gain on derivative instruments consisted of unrealized gains of $3.5 million and realized losses of $0.4 million. For the three months ended March 31, 2025, the loss on derivative instruments consisted of unrealized losses of $3.3 million and realized losses of $0.6 million. The overall gains (or losses) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains or losses are included in AFFO (as defined below).
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
Unrealized Losses on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We recorded a loss of $6.4 million on undesignated foreign currency advances and other hedge ineffectiveness during the quarter ended March 31, 2025, related to the accelerated reclassification of amounts in accumulated other comprehensive loss to earnings. We did not record any such gains or losses for the three months ended March 31, 2026.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to stockholders, we recognize income tax benefit (expense) domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $1.6 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively.
Preferred Stock Dividends
Preferred stock dividends were $10.9 million for the three months ended March 31, 2026 and 2025. The amounts in both periods represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.
Cash Flows from Operating Activities
The level of cash flows provided by operating activities is driven by, among other things, rental income received, property operating expenses and interest payments on outstanding borrowings.
During the three months ended March 31, 2026, net cash provided by operating activities was $39.7 million. Cash flows provided by operating activities during the three months ended March 31, 2026 reflect net loss of $5.1 million, adjusted for non-cash items of $67.3 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease and ground lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, unbilled straight-line rent, equity-based compensation, unrealized gains on foreign currency transactions, derivatives and other non-cash items). In addition, operating cash flow was impacted by lease incentive and commission payments of $2.4 million and a net decrease of $8.9 million in working capital items due to a decrease in accounts payable and accrued expenses of $12.2 million, a decrease in prepaid rent of $1.5 million and a decrease in prepaid expenses and other assets of $4.8 million.
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
Cash Flows from Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2026 of $70.0 million consisted of net proceeds from dispositions of $63.1 million and cash received from the multi-tenant disposition receivable of $8.5 million, which were partially offset by capital expenditures of $1.6 million.
Net cash provided by investing activities during the three months ended March 31, 2025 of $900.7 million consisted of net proceeds from dispositions of $910.5 million, principally from the properties sold in the first quarter of 2025 that were included in the Multi-Tenant Retail Portfolio, which were partially offset by capital expenditures of $9.8 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $165.2 million during the three months ended March 31, 2026 was a result of net paydowns of borrowings under our Revolving Credit Facility of $28.1 million, net payments of principal on mortgage notes payable of $44.9 million, $38.4 million of Common Stock repurchases, dividends paid to common stockholders of $41.3 million, dividends paid to holders of our Series A Preferred Stock of $3.1 million, dividends paid to holders of our Series B Preferred Stock of $2.0 million, dividends paid to holders of our Series D Preferred Stock of $3.7 million, and dividends paid to holders of our Series E Preferred Stock of $2.1 million.
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
Liquidity and Capital Resources
Our principal future needs for cash and cash equivalents include the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, repayment of certain debt obligations, which includes our continuing debt service obligations and dividends to holders of our Common Stock and Preferred Stock, as well as to any future class or series of preferred stock we may issue. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $125.5 million and $180.1 million, respectively. See discussion above for how our cash flows from various sources impacted our cash.
Management expects that cash generated from operations, supplemented by our existing cash will be sufficient to fund, in the near term and long term, the payment of quarterly dividends to our common stockholders and holders of our Preferred Stock, as well as anticipated capital expenditures. During the three months ended March 31, 2026, cash generated from operations covered 76% of our dividends paid. Our other sources of capital, which we have used and may use in the future, include proceeds received from our Revolving Credit Facility, proceeds from secured or unsecured financings (which may include note issuances), proceeds from our offerings of equity securities (including Common Stock and Preferred Stock), proceeds from any future sales of properties and undistributed cash flows from operations, if any.
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

Acquisitions and Dispositions — Three Months Ended March 31, 2026
We did not acquire any properties during the three months ended March 31, 2026. We sold 11 properties (two Industrial and Distribution properties, seven Retail properties and two Office properties), for an aggregate contract price of approximately $70.6 million during the three months ended March 31, 2026.
Acquisitions and Dispositions — Subsequent to March 31, 2026
We did not acquire any properties subsequent to March 31, 2026. We disposed of three properties for an aggregate sale price of approximately $4.5 million subsequent to March 31, 2026.
Pending Transactions — Acquisitions
In addition to the pending acquisition of Modiv described above, we have signed a purchase and sale agreement (“PSA”) to acquire one industrial property for a purchase price of approximately $14.1 million. This PSA may not lead to a definitive agreement and there can be no assurance we will complete the acquisition, or any future acquisition, on a timely basis or on acceptable terms and conditions, if at all.
Pending Transactions — Dispositions
We have signed PSAs to dispose of 10 properties for a contract sale price of approximately $57.1 million and we have signed non-binding letters of intent (“LOIs”) to dispose of two properties for an aggregate contract sale price of approximately $49.5 million. The LOIs may not lead to definitive agreements and the PSAs are subject to conditions and there can be no assurance we will complete the acquisitions or dispositions, or any future acquisitions or dispositions, on a timely basis or on acceptable terms and conditions, if at all.
Equity Offerings
In November 2025, we entered into a new “at the market” equity offering program under which we may sell shares of Common Stock, from time to time, through our sales agents (the “2025 Common Stock ATM Program”) and filed a prospectus supplement to our current shelf registration statement on Form S-3 (File No. 333-286918) covering the 2025 Common Stock ATM Program, having an aggregate offering amount of up to $300.0 million. Under the 2025 Common Stock ATM Program, we may sell shares of our Common Stock (i) through sales agents, acting as sales agents, (ii) directly to the sales agents, acting as principals, or (iii) through forward purchasers, acting as agents in connection with forward sale agreements.
During the three months ended March 31, 2026 we did not sell any shares of Common Stock through the 2025 Common Stock ATM Program. See Note 10 — Stockholders' Equity our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on our ATM program.
Share Repurchase Program
On February 20, 2025, our Board authorized a share repurchase program for up to an aggregate amount of $300 million of shares of Common Stock (the “Share Repurchase Program”). Under the Share Repurchase Program, which does not have a stated expiration date, the Company may repurchase shares of Common Stock from time to time through open market purchases, including pursuant to Rule 10b5-1 pre-set trading plans and under Rule 10b-18 of the Exchange Act, privately negotiated transactions, accelerated share repurchase transactions entered into with one or more counterparties or otherwise, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. During the three months ended March 31, 2026, we purchased 4,218,361 shares of Common Stock for approximately $38.4 million, or an average share price of $9.07, leaving $141.8 million available under the Share Repurchase Program.
Borrowings
As of March 31, 2026 and December 31, 2025, we had total gross debt outstanding of $2.6 billion, bearing interest at weighted-average interest rates per annum equal to 4.1% and 4.2%, respectively.
As of March 31, 2026, 99% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 4.2% per annum. As of March 31, 2026, 1% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 4.1% per annum. The total gross carrying value of unencumbered assets as of March 31, 2026 was $3.58 billion, of which approximately $3.53 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not currently available to serve as collateral for future borrowings under the Revolving Credit Facility.
Our debt leverage ratio was 54.6% and 55.2% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the weighted-average maturity of our indebtedness was 2.7 years (including the two additional six-month extension options on our Revolving Credit Facility). We believe we have the ability to service our debt obligations as they come due.

Senior Notes
Both the 3.75% and the 4.50% Senior Notes do not require any principal payments prior to maturity. As of March 31, 2026, the carrying amount of the 3.75% and the 4.50% Senior Notes on our balance sheets totaled $934.0 million in the aggregate, which is net of $66.0 million of deferred financing costs and discounts, and as of December 31, 2025, the carrying amount on our balance sheets totaled $928.2 million in the aggregate, which is net of $71.8 million of deferred financing costs and discounts. See Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Mortgage Notes Payable
As of March 31, 2026 and December 31, 2025, we had secured gross mortgage notes payable of $1.3 billion. All of our current mortgage loans require payment of interest-only with the principal due at maturity. We have $94.5 million of principal payments due on our mortgages during the remainder of 2026. See Note 5 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on our mortgage notes payable.
Credit Facility
On August 5, 2025, the OP, as borrower, together with us and certain subsidiaries of the OP acting as guarantors, entered into a credit agreement (the “Credit Agreement” and the credit facilities provided thereunder, collectively, the “Revolving Credit Facility”) with BMO Bank N.A. (“BMO”), as agent, and the other lender parties thereto.
The Revolving Credit Facility consists solely of a senior unsecured multi-currency revolving credit facility, and the aggregate total commitments under the Revolving Credit Facility are $1.8 billion ($100.0 million of which can only be used for U.S. dollar loans), with a $75.0 million sublimit for letters of credit. The Revolving Credit Facility includes an uncommitted “accordion feature” whereby, so long as no default or event of default has occurred and is continuing, we have the right to increase the commitments under the Revolving Credit Facility, allocated to either or both the Revolving Credit Facility or a new term loan facility, by up to an additional $1.185 billion, subject to obtaining commitments from new lenders or additional commitments from participating lenders and certain customary conditions. The Revolving Credit Facility matures on August 5, 2029, subject to the OP’s right, subject to customary conditions, to extend the maturity date by up to two additional six-month terms.
As of March 31, 2026 and December 31, 2025, outstanding borrowings under our Revolving Credit Facility were $290.0 million and $324.2 million, respectively. During the three months ended March 31, 2026, we made net additional paydowns of $28.1 million on these borrowings. As of March 31, 2026, approximately $785.6 million was available for future borrowings under the Revolving Credit Facility.
See Note 6 — Revolving Credit Facility to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Revolving Credit Facility and related covenants under such facilities.
Covenants
As of March 31, 2026, we were in compliance with the covenants under the indenture governing the 3.75% Senior Notes, the indenture governing the 4.50% Senior Notes and the Credit Agreement (see Note 6 — Revolving Credit Facility and Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information).
As of March 31, 2026, we were in compliance with all property-level debt covenants with the exception of two property-level debt instruments. For those two property-level debt instruments, we either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under our Revolving Credit Facility. While the restricted cash cannot be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on our liquidity or our ability to operate the impacted assets.
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
In calculating AFFO, we also exclude certain expenses which under GAAP are treated as operating expenses in determining operating net income. All paid and accrued acquisition, transaction and other costs (including prepayment penalties for debt extinguishments or modifications) and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired and will also have negative effects on returns to investors, but are excluded by us as we believe they are not reflective of on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used to, among other things, assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) calculated in accordance with GAAP as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.

	Three Months Ended March 31,
(In thousands)	2026	2025
Net loss attributable to common stockholders (in accordance with GAAP)	$(16,014)	$(200,315)
Impairment charges	11,115	60,315
Depreciation and amortization	41,612	56,334
(Gain) loss on dispositions of real estate investments	(7,879)	1,678
Discontinued operations FFO adjustments	(748)	114,949
FFO (as defined by NAREIT) attributable to common stockholders	28,086	32,961
Acquisition, transaction and other costs	4,387	1,579
Loss on extinguishment and modification of debt	1,707	418
Discontinued operations Core FFO adjustments	—	9
Core FFO attributable to common stockholders	34,180	34,967
Non-cash equity-based compensation	4,042	3,093
Non-cash portion of interest expense	2,260	2,486
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	1,106	160
Straight-line rent	(680)	(5,235)
Unrealized losses on undesignated foreign currency advances and other hedge ineffectiveness	—	6,351
Eliminate unrealized (gains) losses on foreign currency transactions (1)	(3,517)	3,304
Amortization of discounts on mortgages and senior notes	9,041	13,960
Goodwill impairment (2)	—	7,134
Eliminate gains related to multi-tenant disposition receivable (3)	(2,536)	—
AFFO attributable to common stockholders	$43,896	$66,220

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$28,086	$32,961
Core FFO attributable to common stockholders	$34,180	$34,967
AFFO attributable to common stockholders	$43,896	$66,220
_________
(1)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended March 31, 2026, the gain on derivative instruments was $3.1 million, which consisted of unrealized gains of $3.5 million and realized losses of $0.4 million. For the three months ended March 31, 2025, the loss on derivative instruments was $3.9 million, which consisted of unrealized losses of $3.3 million and realized losses of $0.6 million.
(2)This is a non-cash item and is added back as we do not consider it indicative of our normal operating performance.
(3) Represents adjustments to the fair value of the embedded derivative feature of the multi-tenant disposition receivable (see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information). We do not consider these adjustments to be indicative of our normal operating performance and have, accordingly, increased or (decreased) AFFO for these amounts.
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
In February 2025 we announced that the Board had established a quarterly dividend per share of Common Stock of $0.190 per share, representing an annual dividend rate of $0.76 per share, and we currently intend to continue paying cash dividends consistent with this practice; however, our Board determines the amount and timing of any future dividend payments to our stockholders based on a variety of factors. Common Stock dividends authorized by our Board and declared by us are paid on a quarterly basis in arrears during the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. Refer to Note 10 — Stockholders' Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on dividends to holders of our Common Stock.
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
Pursuant to the Credit Agreement, we may not pay distributions, including cash dividends on, or redeem or repurchase Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, or any other class or series of stock we may issue in the future, that exceed 100% of our Adjusted FFO as defined in the Revolving Credit Facility (which is different from AFFO disclosed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends and other distributions and redeem or repurchase an aggregate amount equal to no more than 105% of our Adjusted FFO. In addition, for so long as we maintain an investment grade rating from one or more of Moody’s, Standard & Poor’s or Fitch, the percentage limitation set forth above will not apply and we will be able to make distributions, including cash dividends, on our stock, subject to certain restrictions. We last used the exception to pay dividends that were between 100% of Adjusted FFO and 105% of Adjusted FFO during the quarter ended on June 30, 2020 under our revolving credit facility that was in place prior to entering into our current credit agreement in August 2025 (the “Prior Revolving Credit Facility”), which contained the same restriction on distributions, redemptions or repurchases of our capital stock and related exceptions therefrom, and may use this exception in the future under our Credit Agreement. In the past, the lenders under our Prior Revolving Credit Facility consented to increase the maximum amount of our Adjusted FFO we could use to pay cash dividends and other distributions and make redemptions and other repurchases in certain periods, but there can be no assurance that the lenders under our Revolving Credit Facility will provide such a consent in the future.
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

Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of March 31, 2026, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.3%. To help mitigate the adverse impact of inflation, approximately 87% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due under these leases over time by an average cumulative increase of approximately 1.5% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of March 31, 2026, based on straight-line rent, approximately 62.3%, are fixed-rate with increases averaging 1.7%, 20.1% are based on the Consumer Price Index, subject to certain caps, 4.3% are based on other measures, and 13.3% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2026. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Matters” in Part I - Item 1 - Note 11 — Commitments and Contingencies, in our accompanying Consolidated Financial Statements.
Item 1A. Risk Factors.
You should carefully consider the risks described below and those risks described in “Item 1A, Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein.
Risks Related to the Proposed Mergers
The announcement and pendency of the Mergers may have an adverse effect on our business, operating results and price of our common stock.
We are subject to risks in connection with the announcement and pendency of the Mergers, including, but not limited to, the following:
•Market reaction to the announcement and pendency of the Mergers;
•Changes in our business, operating results, market price of our common stock and prospects generally;
•Market assessments of the likelihood that the Mergers will be consummated;
•The amount of consideration offered per share is based on a fixed exchange ratio, and will not be adjusted to account for changes in our or Modiv’s respective business, assets, liabilities, prospects, outlook, financial condition or results of operations, or any other changes, during the pendency of the Mergers, including any change in the market price of, analyst estimates of, or projections relating to, our common stock or Modiv’s common stock;
•Potential adverse effects on our relationships with our current clients, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Mergers;
•We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Mergers, and many of these fees and costs are payable by us regardless of whether the Mergers is consummated;
•We may incur unexpected costs, liabilities or delays in connection with or with respect to the Mergers;
•Potential adverse effects to our ability to raise capital during the pendency of the Mergers, or the impact of the Mergers on our or Modiv’s existing or future indebtedness, or our ability to assume such indebtedness on favorable terms, or at all;
•Potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Mergers, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Mergers;
•The pendency and outcome of any legal proceedings that may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement;
•The inherent risks, costs and uncertainties associated with integrating the operations successfully and risks of not achieving all or any of the anticipated benefits of the Mergers, or the risk that the anticipated benefits of the Mergers may not be fully realized or take longer to realize than expected;
•Competitive pressures in the markets in which we and Modiv operate;
•Potential restrictions on the conduct of our business prior to the completion of the Mergers pursuant to the terms of the Merger Agreement;
•The inability for our stockholders to realize the anticipated benefits of the Mergers;
•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; and
•The possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.
Any of these risks could adversely affect our results of operations, financial condition and business prospects.

The Mergers may not be completed on the terms or timeline currently contemplated, or at all. Closing of the Mergers is subject to many conditions and if these conditions are not satisfied or waived, the Mergers will not be completed, which could adversely affect our business and results of operations.
The closing of the Mergers is subject to customary closing conditions, including, among other things, (1) the affirmative vote of the holders of a majority of the outstanding shares of GNL Common Stock entitled to vote on the Mergers, (2) the absence of any law, injunction, judgment, order or ruling prohibiting the Mergers, (3) the accuracy of the representations and warranties made by the parties (subject to customary materiality and other qualifications), (4) the performance by the parties in all material respects of their covenants, obligations and agreements under the Merger Agreement, (5) the delivery of tax opinions related to each of the Company’s and GNL’s status as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”), (6) the delivery of tax opinions that the Mergers will qualify as a reorganization within the meaning of Section 368(a) of the Code and (7) the absence of a material adverse effect on the Company Parties or the GNL Parties prior to the closing. The consummation of the Mergers is not subject to any financing condition and does not require the approval of GNL’s stockholders.
We cannot provide assurance that these conditions to completing the Mergers will be satisfied or waived, and accordingly, that the Mergers will be completed on the terms or timeline that the parties anticipate, or at all. We or Modiv may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Mergers are not consummated by February 3, 2027.
Failure to consummate the Mergers may adversely affect our results of operations, financial condition and business prospects for many reasons, including, among others: (i) we will have incurred substantial costs relating to the Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the Mergers, which could adversely affect our financial conditions, results of operations and ability to make distributions to our stockholders and to pay the principal of and interest on our debt securities and other outstanding indebtedness; (ii) the Mergers, whether or not they close, will divert the attention of our management instead of enabling it to more fully pursue other opportunities that could be beneficial to us, without realizing any of the benefits of having completed the Mergers or the other transactions contemplated by the Merger Agreement; and (iii) any reputational harm due to the adverse perception of any failure to successfully complete the Mergers. In addition, if the Merger Agreement is terminated under certain circumstances specified therein, we may be required to pay Modiv a $15.0 million termination fee.
Our common stockholders will be diluted by the Mergers, if consummated.
The Mergers will dilute the ownership position of our common stockholders. Additionally, upon the closing of the Mergers, we expect to issue 4,914,532 OpCo Merger Consideration OP Units, which, in certain circumstances, can be redeemed for our common stock per the OP Agreement. Consequently, our common stockholders, as a general matter, will have less voting control and influence over our management and policies after the effective time of the Mergers than they currently exercise over our management and policies.
Potential litigation instituted against us, Modiv or our respective directors challenging the proposed Merger may prevent the Mergers from becoming effective within the expected timeframe or at all.
Potential litigation related to the Mergers may result in injunctive or other relief prohibiting, delaying or otherwise adversely affecting the parties’ ability to complete the Mergers. Such relief may prevent the Mergers from becoming effective within the expected timeframe or at all. In addition, defending against such claims may be expensive and divert management’s attention and resources, which could adversely affect the respective businesses of us and Modiv.
We expect to incur substantial expenses related to the Mergers and the transactions contemplated by the Merger Agreement.
We expect to incur substantial expenses in consummating the Mergers and integrating the business and operations of Modiv with ours. There are a large number of systems that must be integrated, separated or terminated in connection with the Mergers, and the other transactions contemplated by the Merger Agreement, including leasing, billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance. While we have assumed that a certain level of transaction, integration and termination expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of the expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. The expenses in connection with the Mergers and the transactions contemplated by the Merger Agreement are expected to be significant, although the aggregate amount and timing of such charges are uncertain.
Following the Mergers, if consummated, we may be unable to integrate the business of Modiv successfully or realize the anticipated synergies and related benefits of the Mergers and the transactions contemplated by the Merger Agreement or do so within the anticipated time frame.
The Mergers involves the combination of two companies which currently operate as independent public companies. We will be required to devote significant management attention and resources to integrating their business practices and operations. Potential difficulties we may encounter in the integration process include the following:
•the inability to successfully combine Modiv’s business and operations with ours in a manner that permits the combined company to achieve the cost savings anticipated to result from the Mergers, which would result in some anticipated benefits of the Mergers not being realized in the time frame anticipated or at all;

•loss of revenue as a result of certain clients of either of us or Modiv deciding not to do business with the combined company;
•the complexities of combining two companies;
•the failure to retain key employees;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Mergers and the transactions contemplated by the Merger Agreement; and
•performance shortfalls as a result of the diversion of management’s attention caused by consummating the Mergers and integrating Modiv’s operations with ours.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors, joint venture partners and employees or to achieve the anticipated benefits of the Mergers, or could otherwise adversely affect our business and financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our Common Stock share repurchase activity for the quarter ended March 31, 2026 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
				(In Thousands)
January 1, 2026 to January 31, 2026	1,807,714	$8.80	1,807,714	$164,140
February 1, 2026 to February 28, 2026	—	—	—	164,140
March 1, 2026 to March 31, 2026	2,410,647	9.28	2,410,647	141,771
Total	4,218,361	$9.07	4,218,361	141,771
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
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 3, 2026, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Modiv Industrial, Inc., Modiv Operating Partnership, LP and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Form 8-K, filed by Global Net Lease, Inc. on May 4, 2026).
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Dated: May 6, 2026