Form 10-Q
period 2026-06-30
Global Net Lease, Inc.
filed 2026-08-05
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 3, 2026, the registrant had 210,930,100 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Real estate investments, at cost (Note 4):
Land	$636,934	$659,086
Buildings, fixtures and improvements	3,468,728	3,592,121
Construction in progress	406	2,993
Acquired intangible lease assets	492,330	523,406
Total real estate investments, at cost	4,598,398	4,777,606
Less accumulated depreciation and amortization	(989,221)	(966,982)
Total real estate investments, net	3,609,177	3,810,624
Real estate assets held for sale (Note 4)	33,834	49,654
Assets related to discontinued operations (Note 3)	—	348
Cash and cash equivalents	153,640	180,114
Restricted cash	14,352	13,949
Derivative assets, at fair value (Note 9)	978	7
Unbilled straight-line rent	71,952	72,919
Operating lease right-of-use asset (Note 13)	60,958	63,362
Prepaid expenses and other assets	53,636	60,415
Multi-tenant disposition receivable, net (Note 3)	2,475	27,934
Deferred tax assets	5,105	5,167
Goodwill	45,516	45,898
Deferred financing costs, net	14,465	16,812
Total Assets	$4,066,088	$4,347,203

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 5)	$986,880	$1,264,604
Revolving credit facility (Note 6)	472,946	324,165
Senior notes, net (Note 7)	940,019	928,169
Acquired intangible lease liabilities, net	15,781	17,501
Derivative liabilities, at fair value (Note 9)	1,797	5,298
Accounts payable and accrued expenses	42,771	43,821
Operating lease liability (Note 13)	40,043	41,429
Prepaid rent	26,962	28,254
Deferred tax liability	17,403	17,796
Dividends payable	11,623	11,718
Real estate liabilities held for sale (Note 4)	164	60
Liabilities related to discontinued operations (Note 3)	596	890
Total Liabilities	2,556,985	2,683,705
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity (Note 10):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of June 30, 2026 and December 31, 2025	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 shares issued and outstanding as of June 30, 2026 and December 31, 2025	47	47
7.500% Series D cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 7,933,711 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025	79	79
7.375% Series E cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 4,595,175 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025	46	46
Common Stock, $0.01 par value, 400,000,000 shares authorized, 210,951,435 and 216,016,247 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3,440	3,490
Additional paid-in capital	4,205,625	4,249,018
Accumulated other comprehensive income	16,480	22,169
Accumulated deficit	(2,716,682)	(2,611,419)
Total Stockholders’ Equity	1,509,103	1,663,498
Total Liabilities and Stockholders’ Equity	$4,066,088	$4,347,203
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from tenants	$112,475	$124,905	$221,761	$257,320

Expenses:
Property operating	13,400	12,018	26,325	25,971
Impairment charges	3,695	9,812	14,810	70,127
Merger, transaction and other costs	6,561	2,002	10,948	3,581
General and administrative	11,884	11,339	24,028	27,542
Equity-based compensation	3,942	3,338	7,984	6,431
Depreciation and amortization	41,512	45,636	83,124	101,970
Goodwill impairment	—	—	—	7,134
Total expenses	80,994	84,145	167,219	242,756
Operating income before gain (loss) on dispositions of real estate investments	31,481	40,760	54,542	14,564
Gain (loss) on dispositions of real estate investments	23,250	1,537	31,129	(141)
Operating income	54,731	42,297	85,671	14,423
Other income (expense):
Interest expense	(38,820)	(53,348)	(78,011)	(106,785)
Loss on extinguishment and modification of debt	(11,911)	(4,348)	(13,618)	(4,766)
(Loss) gain on derivative instruments	(302)	(8,823)	2,763	(12,679)
Unrealized gains (losses) on undesignated foreign currency advances and other hedge ineffectiveness	1,816	(6,324)	1,816	(12,675)
Other income	276	1,683	450	1,731
Total other expense, net	(48,941)	(71,160)	(86,600)	(135,174)
Net income (loss) before income tax	5,790	(28,863)	(929)	(120,751)
Income tax expense	(4,775)	(2,995)	(6,417)	(6,275)
Income (loss) from continuing operations	1,015	(31,858)	(7,346)	(127,026)
Income (loss) from discontinued operations	2,471	7,715	5,754	(86,496)
Net income (loss)	3,486	(24,143)	(1,592)	(213,522)
Preferred stock dividends	(10,936)	(10,936)	(21,872)	(21,872)
Net loss attributable to common stockholders	$(7,450)	$(35,079)	$(23,464)	$(235,394)

Basic and Diluted Loss Per Share:
Net loss per share from continuing operations	$(0.05)	$(0.19)	$(0.14)	$(0.66)
Net income (loss) per share from discontinued operations	0.01	0.03	0.03	(0.38)
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.04)	$(0.16)	$(0.11)	$(1.04)
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic and Diluted	211,338,853	222,960,030	212,681,722	226,591,693

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$3,486	$(24,143)	$(1,592)	$(213,522)

Other comprehensive income (loss)
Cumulative translation adjustment	3,861	50,466	(6,586)	58,744
Designated derivatives, fair value adjustments	(374)	(1,259)	897	552
Other comprehensive income (loss)	3,487	49,207	(5,689)	59,296

Comprehensive income (loss)	6,973	25,064	(7,281)	(154,226)

Preferred Stock dividends	(10,936)	(10,936)	(21,872)	(21,872)

Comprehensive (loss) income attributable to common stockholders	$(3,963)	$14,128	$(29,153)	$(176,098)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2026
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	216,016,247	$3,490	$4,249,018	$22,169	$(2,611,419)	$1,663,498
Common stock repurchases, net	—	—	—	—	—	—	—	—	(5,434,341)	(54)	(49,407)	—	—	(49,461)
Dividends declared:
Common Stock, $0.38 per share	—	—	—	—	—	—	—	—	—	—	—	—	(81,799)	(81,799)
Series A Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	—	—	—	—	(6,162)	(6,162)
Series B Preferred Stock, $0.86 per share	—	—	—	—	—	—	—	—	—	—	—	—	(4,036)	(4,036)
Series D Preferred Stock, $0.94 per share	—	—	—	—	—	—	—	—	—	—	—	—	(7,438)	(7,438)
Series E Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	—	—	—	—	(4,236)	(4,236)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	411,196	4	7,984	—	—	7,988
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(41,667)	—	(1,970)	—	—	(1,970)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,592)	(1,592)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(6,586)	—	(6,586)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	897	—	897
Balance, June 30, 2026	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	210,951,435	$3,440	$4,205,625	$16,480	$(2,716,682)	$1,509,103

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2026
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2026	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	212,032,775	$3,450	$4,213,160	$12,993	$(2,668,592)	$1,561,251
Common stock repurchases, net	—	—	—	—	—	—	—	—	(1,215,980)	(12)	(11,083)	—	—	(11,095)
Dividends declared:
Common Stock, $0.19 per share	—	—	—	—	—	—	—	—	—	—	—	—	(40,640)	(40,640)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)
Series D Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,719)	(3,719)
Series E Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	176,307	2	3,942	—	—	3,944
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(41,667)	—	(394)	—	—	(394)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	3,486	3,486
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	3,861	—	3,861
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	(374)	—	(374)
Balance, June 30, 2026	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	210,951,435	$3,440	$4,205,625	$16,480	$(2,716,682)	$1,509,103

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

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	228,730,355	$3,617	$4,342,134	$(15,755)	$(2,414,684)	$1,915,552
Common stock repurchases, net	—	—	—	—	—	—	—	—	(7,654,620)	(77)	(56,479)	—	—	(56,556)
Dividends declared:														—
Common Stock, $0.19 per share	—	—	—	—	—	—	—	—	—	—	—	—	(43,429)	(43,429)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)
Series D preferred stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—		(3,719)	(3,719)
Series E preferred stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)
Equity-based compensation	—	—	—	—	—	—	—	—	201,089	2	3,338	—	—	3,340
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(52,483)	(1)	(655)	—	—	(656)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(24,143)	(24,143)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	50,466	—	50,466
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	(1,259)	—	(1,259)
Balance, June 30, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	221,224,341	$3,541	$4,288,338	$33,452	$(2,493,192)	$1,832,379

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,592)	$(213,522)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	56,007	72,166
Amortization of intangibles	27,117	59,566
Amortization of deferred financing costs	4,531	4,985
Amortization of discounts on mortgages and senior notes	17,726	28,569
Amortization of below-market lease liabilities	(1,243)	(4,735)
Amortization of above-market lease assets	2,956	5,372
Amortization related to right-of-use assets	481	755
Amortization of lease incentives	1,213	1,011
Unbilled straight-line rent	(302)	(8,194)
Equity-based compensation	7,984	6,431
Unrealized (gains) losses on foreign currency transactions, derivatives, and other	(3,576)	10,481
Unrealized (gains) losses on undesignated foreign currency advances and other hedge ineffectiveness	(1,816)	12,675
Net (gain) loss on multi-tenant disposition receivable	(3,575)	13,766
Loss on extinguishment and modification of debt	13,618	19,864
(Gain) loss on dispositions of real estate investments	(32,450)	52,096
Lease incentive and commission payments	(4,429)	(5,343)
Impairment charges	14,810	70,127
Goodwill impairment	—	7,134
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	7,051	(2,008)
Accounts payable and accrued expenses	3,572	(28,044)
Prepaid rent	(1,292)	8,042
Net cash provided by operating activities	106,791	111,194
Cash flows from investing activities:
Deposits for real estate investments	(250)	—
Capital expenditures	(3,396)	(19,579)
Net proceeds from dispositions of real estate investments	132,237	1,250,952
Cash received from multi-tenant disposition receivable	29,034	22,624
Net cash provided by investing activities	157,625	1,253,997
Cash flows from financing activities:
Borrowings under revolving credit facility	243,630	453,000
Repayments on revolving credit facility	(80,580)	(1,175,170)
Principal payments on mortgage notes payable	(294,229)	(489,982)
Penalties and charges related to repayments and early repayments of debt	(2,656)	(2,560)
Common shares repurchased upon vesting of restricted stock	(1,970)	(655)
Repurchases of Common Stock, net	(49,461)	(75,973)
Dividends paid on Common Stock	(81,895)	(107,421)
Dividends paid on Series A Preferred Stock	(6,162)	(6,162)
Dividends paid on Series B Preferred Stock	(4,036)	(4,036)
Dividends paid on Series D Preferred Stock	(7,438)	(7,438)
Dividends paid on Series E Preferred Stock	(4,236)	(4,236)
Net cash used in financing activities	(289,033)	(1,420,633)
Net change in cash, cash equivalents and restricted cash	(24,617)	(55,442)
Effect of exchange rate changes on cash	(1,454)	13,382
Cash, cash equivalents and restricted cash, beginning of period	194,063	224,208
Cash, cash equivalents and restricted cash, end of period	$167,992	$182,148

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents, end of period	$153,640	$144,809
Restricted cash, end of period	14,352	37,339
Cash, cash equivalents and restricted cash, end of period	$167,992	$182,148

Non-Cash Investing and Financing Activity:
Loss on extinguishment of debt	$10,962	$17,304
Accrued capital expenditures	—	3

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the “Company”) is a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S., and Western and Northern Europe.
As of June 30, 2026, the Company owned 798 properties consisting of 39.7 million rentable square feet, which were 97% leased, with a weighted-average remaining lease term of 5.7 years. Based on the percentage of annualized rental income on a straight-line basis as of June 30, 2026, approximately 74% of the Company’s properties were located in the U.S. and Canada and approximately 26% were located in Europe. In addition, as of June 30, 2026, the Company’s portfolio was comprised of 47% Industrial & Distribution properties, 28% Retail properties and 25% Office properties. The percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of June 30, 2026. The straight-line rent includes amounts for tenant concessions.
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
Pursuant to the terms and subject to the conditions of the Merger Agreement, at the date and time the Modiv Merger becomes effective, (i) each outstanding share of Class C common stock, $0.001 par value per share, of Modiv (other than the Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive 1.975 shares of Company’s common stock, par value $0.01 per share (“Common Stock”) (such shares of Common Stock issued to the holders of Modiv Common Stock, the “Modiv Common Stock Merger Consideration”), without interest, subject to adjustment as set forth in the Merger Agreement, and cash in lieu of fractional shares, and (ii) each outstanding share of Modiv’s 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share, will be converted into the right to receive an amount in cash equal to $25.00, plus any accrued and unpaid dividends thereon, if any, to but not including, the closing date of the Mergers. Immediately prior to the time the OpCo Merger becomes effective, subject to the terms and conditions set forth in the Merger Agreement, each outstanding unit of Class X limited partnership interest in the Modiv Operating Partnership will immediately vest in full and be converted into one unit of Class C limited partnership interest (the “Modiv Operating Partnership Class C Units”) in the Modiv Operating Partnership and each outstanding Modiv Operating Partnership Class C Unit (other than the parties to the Merger Agreement and their respective affiliates) will be converted into the right to receive 1.975 OP Units (as defined in the OP Agreement (defined below), and such OP Units issued at the OpCo Merger Effective Time, the “OpCo Merger Consideration OP Units”), plus the right to receive cash in lieu of any fractional OP Units, if any, without interest.
The Merger Agreement contains customary covenants, representations, and warranties, as well as certain termination rights for us and Modiv, in each case, as more fully described in the Merger Agreement. The consummation of the Merger is also subject to certain customary closing conditions, including receipt of the approval by the stockholders of Modiv, and certain customary termination rights.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
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
Note 2 — Basis of Presentation
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results for the entire year or any subsequent interim period.
The Company is separately reporting the results of operations of the 100 multi-tenant retail properties (the “Multi-Tenant Retail Portfolio”), which were sold to RCG Venture Holdings, LLC (“RCG”) in the first six months of 2025, as discontinued operations in its consolidated statements of operations for the six months ended June 30, 2026 and 2025. Also, the Company is presenting any remaining assets and liabilities, which consist of various receivables and payables, separately in its consolidated balance sheets as of June 30, 2026 and December 31, 2025. For additional information on the Multi-Tenant Retail Disposition (as defined below), see Note 3 — Multi-Tenant Retail Disposition.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2026. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2026.
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
Pending Adoption as of June 30, 2026:
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
June 30, 2026
(Unaudited)
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) — Narrow-Scope Improvements. The new standard is intended to clarify and improve certain aspects of interim financial reporting, including the requirements for interim disclosures and the application of recognition and measurement guidance in interim periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the potential impact of the guidance and potential additional disclosures required.
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
The Company recorded a gain on sale of $0.6 million and $1.3 million for the three and six months ended June 30, 2026, respectively, and a gain on sale of approximately $33.2 million for the three months ended June 30, 2025 and a loss on sale of approximately $52.0 million during the six months ended June 30, 2025, related to the Multi-Tenant Retail Disposition. These amounts are recorded in loss from discontinued operations in the Company’s consolidated statement of operations for the three and six months ended June 30, 2026 and 2025. The consideration paid to the Company for the Second Closing and Third Closing included the assumption of two mortgages by RCG. The amount of principal assumed by RCG for these mortgages was $256.3 million and $210.0 million, respectively.
Discontinued Operations
Entry into the Multi-Tenant Retail PSA to sell the Multi-Tenant Retail portfolio to RCG (as discussed above) represented a strategic shift in the Company’s business which initially met the held-for-sale and discontinued operations accounting criteria as of March 31, 2025 and continued to do so as of June 30, 2026. In connection with this transaction, the Company recorded receivables for the expected consideration (collectively, the “Multi-Tenant Disposition Receivable”) to be received by the Company from RCG for leases in process at the time of, and specifically related to the Closings (see the “Multi-Tenant Disposition Receivable, Net” section below for additional information).

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
The following table presents the assets and liabilities associated with the Multi-Tenant Retail Portfolio. As of June 30, 2026, this includes any remaining liability balance that is expected to be settled over time, however, all 100 properties related to the Multi-Tenant Retail Disposition were sold as of June 30, 2025 and therefore are not included in the June 30, 2026 or December 31, 2025 balances below:

(in thousands)	June 30, 2026	December 31, 2025
ASSETS
Prepaid expenses and other assets	$—	$348
Assets related to discontinued operations	$—	$348

LIABILITIES
Accounts payable and accrued expenses	$596	$890
Liabilities related to discontinued operations	$596	$890
The operating results of the Multi-Tenant Retail Portfolio were as follows for the periods noted:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025 (1)	2026	2025 (1), (2)
Revenue from tenants	$—	$19,794	$—	$76,637

Expenses:
Property operating	—	6,589	—	26,020
Impairment charges	—	—	—	—
Merger, transaction and other costs	—	8	—	83
General and administrative	—	1,396	—	2,651
Depreciation and amortization	—	—	—	29,762
Total expenses	—	7,993	—	58,516
Operating income before loss on dispositions of real estate investments	—	11,801	—	18,121
Gain (loss) on dispositions of real estate investments	574	33,232	1,321	(51,955)
Operating income (loss) of discontinued operations	574	45,033	1,321	(33,834)
Other income (expense):
Interest expense (3)	—	(6,374)	—	(23,831)
Loss on extinguishment and modification of debt (4)	—	(15,164)	—	(15,098)
Gain (loss) on derivative instruments	1,039	(15,781)	3,575	(13,768)
Other income	858	1	858	35
Total other income (expense), net	1,897	(37,318)	4,433	(52,662)
Net income (loss) before income tax	2,471	7,715	5,754	(86,496)
Income tax expense	—	—	—	—
Income (loss) from discontinued operations	$2,471	$7,715	$5,754	$(86,496)
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
June 30, 2026
(Unaudited)
The cash flows related to the Multi-Tenant Retail Portfolio have not been segregated and are included in the consolidated statements of cash flows. The following table presents certain cash flow information for the Multi-Tenant Retail Portfolio:

	Six Months Ended June 30,
(In thousands)	2026	2025
Depreciation	$—	$9,701
Amortization of intangibles	—	20,061
Amortization of discounts on mortgages	—	2,376
Amortization of below-market lease liabilities	—	(1,679)
Amortization of above-market lease assets	—	1,922
Unbilled straight-line rent	—	2,496
(Gain) loss from embedded derivative feature of multi-tenant disposition receivable	(3,575)	13,766
Loss on extinguishment of debt	—	15,098
Cash proceeds - multi-tenant disposition receivable	29,034	22,624
Net proceeds from the Multi-Tenant Retail Disposition	—	1,092,812
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
This receivable balance of $2.5 million as of June 30, 2026 was recorded at fair value and is comprised of a gross receivable of $3.2 million and a net adjustment to fair value of $0.7 million. In calculating the fair value, the Company applied probability weighting, using a range of probabilities from 50% to 100% for the likelihood of the tenants moving to open and operating status. This receivable is classified as Level 3 of the fair value hierarchy due to the use of unobservable inputs (see Note 8 — Fair Value of Financial Instruments for additional information) and it represents the full potential amount to be received less the fair value of the embedded derivative ascribed to the potential variability of these commencements. This feature is marked to market each period with changes in value being recorded through earnings. During the three and six months ended June 30, 2026 and 2025, the Company resolved contingencies associated with potential commencements and obtained new facts and circumstances associated with certain other ongoing leases. As a result, in the three months ended June 30, 2026 and 2025, the Company adjusted the fair value of the embedded derivative to account for those resolutions, which resulted in gains of $1.1 million and $3.6 million for the three and six months ended June 30, 2026, respectively, and losses of $15.8 million and $13.8 million for the three and six months ended June 30, 2025, respectively. These amounts are presented as part of discontinued operations in the consolidated statements of operations.
Goodwill
The First Closing of the Multi-Tenant Retail Disposition was considered a triggering event, requiring the Company to perform a reassessment of the Multi-Tenant Retail segment’s goodwill as of March 31, 2025 since all of the segment’s properties (with the exception of one) were expected to be, and were ultimately, sold by the end of the second quarter of 2025 as part of the Multi-Tenant Retail Disposition. Based on this assessment, the Company determined that goodwill was impaired and recorded an impairment charge of $7.1 million in the first quarter of 2025, which represented a write off of the entire segment’s goodwill. This amount is presented in the goodwill impairment line item of the consolidated statements of operations for the six months ended June 30, 2025.
Note 4 — Real Estate Investments, Net
Property Acquisitions
The Company did not acquire any properties during the six months ended June 30, 2026 or 2025.
Acquired Intangible Lease Assets and Liabilities
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company recorded net write-offs of its acquired intangible assets and liabilities of $0.2 million and $0.1 million during the three and six months ended June 30, 2026, respectively, and recorded net write-offs of its acquired intangible assets and liabilities of $0.5 million and $9.5 million during the three and six months ended June 30, 2025, respectively.
Impairment Charges
The Company recorded aggregate impairment charges of approximately $3.7 million and $14.8 million for the three and six months ended June 30, 2026, respectively, and recorded aggregate impairment charges of approximately $9.8 million and $70.1 million for the three and six months ended June 30, 2025, respectively.
•During the three months ended June 30, 2026, the Company determined that four properties (two located in the U.S., one located in the U.K. and one located in Europe) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties less selling costs, and as a result, the Company recorded an impairment charge of approximately $3.7 million.
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
As of June 30, 2026, the Company evaluated its real estate assets and liabilities for held for sale classification and determined that five properties qualified for held for sale treatment. Because these assets and liabilities are considered held for sale, the operating results remain classified within continuing operations for all periods presented.
The following table details the major classes of the real estate assets and liabilities associated with the properties that the Company determined to be classified as held for sale as of June 30, 2026 and December 31, 2025.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

(In thousands)	June 30, 2026	December 31, 2025
Land	$7,415	$32,016
Buildings, fixtures and improvements	32,363	21,694
Construction in progress	32	—
Acquired intangible lease assets	3,704	1,290
Real estate assets held for sale, at cost	43,514	55,000
Less: accumulated depreciation and amortization	(9,685)	(5,346)
Total real estate investments, net	33,829	49,654
Prepaid expenses and other assets	5	—
Real estate assets held for sale, net	$33,834	$49,654

Below-market leases	$164	$72
Less: accumulated amortization	—	(12)
Real estate liabilities held for sale, net	$164	$60
Real Estate Dispositions
During the three months ended June 30, 2026, the Company sold 11 properties (3 Industrial & Distribution properties, 6 Retail properties and 2 Office properties), and during the six months ended June 30, 2026, the Company sold 22 properties (5 Industrial & Distribution properties, 13 Retail properties and 4 Office properties). As a result, the Company recorded net gains from the sales of properties of approximately $23.3 million and $31.1 million during the three and six months ended June 30, 2026.
During the three months ended March 31, 2026, the Company applied $4.6 million of previously received refundable buyer deposits, which had been recorded as a liability, to the consideration received upon sale of real estate. This amount is reflected as a noncash investing activity in the statement of cash flows for the six months ended June 30, 2026.
During the three months ended June 30, 2025, the Company sold 94 properties (five Industrial & Distribution properties, 88 Retail properties and one Office property) and during the six months ended June 30, 2025, the Company sold 110 properties (six Industrial & Distribution properties, 101 Retail properties and three Office properties), not including the properties sold in the First Closing of the Multi-Tenant Retail Disposition (see Note 3 — Multi-Tenant Retail Disposition for additional information). As a result, the Company recorded a net gain from the sale of properties of $1.5 million and a net loss of $0.1 million (not including the Multi-Tenant Retail Disposition), which is recorded in continuing operations, during the three and six months ended June 30, 2025, respectively.
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2026 and December 31, 2025. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of June 30, 2026 or December 31, 2025, or both. Michigan is included in the United States concentration of 73.0%.

Country / U.S. State	June 30, 2026	December 31, 2025
United States	73.0%	73.0%
Michigan	12.1%	12.5%
United Kingdom	10.0%	10.0%

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 5 —Mortgage Notes Payable, Net
Mortgage notes payable, net as of June 30, 2026 and December 31, 2025 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1), (2)		Effective Interest Rate	Interest Rate
Country	Portfolio		June 30, 2026	December 31, 2025			Maturity	Anticipated Repayment (3)
			(In thousands)	(In thousands)
Finland:	Finland Properties (4)	5	$84,418	$86,878	4.7%	Fixed/Variable	Jan. 2029	Jan. 2029

	Total Euro denominated	5	84,418	86,878

United States:	Penske Logistics	1	70,000	70,000	4.7%	Fixed	Nov. 2028	Nov. 2028
	Multi-Tenant Mortgage Loan I	6	94,132	129,949	4.4%	Fixed	Nov. 2027	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	Fixed	Feb. 2028	Feb. 2028
	Multi-Tenant Mortgage Loan III	6	53,910	98,500	4.9%	Fixed	Dec. 2028	Dec. 2028
	Multi-Tenant Mortgage Loan IV	14	77,798	77,798	4.6%	Fixed	May 2029	May 2029
	Multi-Tenant Mortgage Loan V	10	128,780	128,780	3.7%	Fixed	Oct. 2029	Oct. 2029
	2019 Class A-1 Net-Lease Mortgage Notes (5)	—	—	94,202	N/A	Fixed	N/A	N/A
	2019 Class A-2 Net-Lease Mortgage Notes (5)	—	—	118,187	N/A	Fixed	N/A	N/A
	2021 Class A-1 Net-Lease Mortgage Notes	32	44,742	45,267	2.2%	Fixed	May 2051	May 2028
	2021 Class A-2 Net-Lease Mortgage Notes	70	77,281	78,189	2.8%	Fixed	May 2051	May 2031
	2021 Class A-3 Net-Lease Mortgage Notes	25	34,997	34,997	3.1%	Fixed	May 2051	May 2028
	2021 Class A-4 Net-Lease Mortgage Notes	43	54,995	54,995	3.7%	Fixed	May 2051	May 2031
	Mortgage Loan III	22	33,400	33,400	4.1%	Fixed	Jan. 2028	Jan. 2028
	CMBS Loan II	20	237,000	237,000	5.8%	Fixed	Apr. 2029	Apr. 2029
	Total USD denominated	257	939,785	1,234,014
	Gross mortgage notes payable	262	1,024,203	1,320,892	4.4%
	Mortgage discounts		(30,344)	(47,807)
	Deferred financing costs, net of accumulated amortization (6)		(6,979)	(8,481)
	Mortgage notes payable, net	262	$986,880	$1,264,604	4.4%

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
(4)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.05% plus 6-month Euribor and reflects the Euribor rate in effect as of June 30, 2026.
(5)These mortgage notes were paid off in May 2026 primarily using borrowings under the EUR portion of the Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility).
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next four calendar years and thereafter as of June 30, 2026:

(In thousands)	Future Principal Payments (1)
2026 Remainder	$—
2027	94,132
2028	269,798
2029	527,996
2030	—
Thereafter	132,277
Total	$1,024,203
______
(1)Assumes exchange rates of €1.00 to $1.14 for Euros (“EUR”) as of June 30, 2026 for illustrative purposes, as applicable.
The total gross carrying value of the Company’s unencumbered assets as of June 30, 2026 was $3.85 billion, and approximately $3.79 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) and therefore is not currently available to serve as collateral for future borrowings under the Revolving Credit Facility.
Mortgage Covenants
As of June 30, 2026, the Company was in compliance with all property-level debt covenants with the exception of three property-level debt instruments. For those three property-level debt instruments, the Company either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under the Company’s Revolving Credit Facility. While the restricted cash cannot be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on the Company’s liquidity or its ability to operate the impacted assets.
Note 6 — Revolving Credit Facility
The table below details the outstanding balances under the Company’s credit agreement as of June 30, 2026 and December 31, 2025:

	June 30, 2026						December 31, 2025
(In thousands)	TOTAL USD (1)	USD	British Pounds Sterling (“GBP”)	EUR (3)	Canadian Dollar (“CAD”)		TOTAL USD (2)	USD	British Pounds Sterling (“GBP”)	EUR	Canadian Dollar (“CAD”)
Revolving Credit Facility	$472,946	$—	£—	€414,578	C$	—	$324,165	$20,000	£—	€259,078	C$	—
(1) Assumes exchange rates of €1.00 to $1.14 for EUR as of June 30, 2026 for illustrative purposes, as applicable.
(2) Assumes exchange rates of €1.00 to $1.17 for EUR as of December 31, 2025 for illustrative purposes, as applicable.
(3) The EUR portion of Revolving Credit Facility is 60.3% fixed via swaps and, as of June 30, 2026, had a weighted-average effective interest rate of 3.4% after giving effect to interest rate swaps in place.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
Concurrently with the entry into the Credit Agreement, the Company and the other Guarantors entered into a number of guaranty agreements (collectively, the “Guaranty”) and a related contribution agreement, which governs contribution rights of such Guarantors in the event any amounts become payable by them under the Guaranty. The Revolving Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors for so long as the Guaranty is required from such subsidiaries under the terms of the Credit Agreement, and the availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. The Credit Agreement also includes provisions governing the calculation of the value of the borrowing base. Borrowings are, at the option of the Company, able to be denominated in USD, EUR, GBP, CAD and Swiss Francs provided that the total principal amount of non-USD loans does not exceed the sum of the total revolving commitments minus $100.0 million. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. As of June 30, 2026, approximately $765.4 million was available for future borrowings under the Revolving Credit Facility.
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
As of June 30, 2026, the Revolving Credit Facility had a weighted-average effective interest rate of 3.4% after interest rate swaps in place.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Revolving Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on index borrowings. Upon an event of a default, lenders have the right to terminate their obligations under the Revolving Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The terms of the Revolving Credit Facility include various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends (see below) and share repurchases not to exceed $300.0 million) (see Note 10 — Stockholders' Equity for additional information on repurchases of Common Stock), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business and events of default. The Credit Agreement also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage,

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
maximum secured recourse debt, maximum unencumbered leverage, unencumbered interest coverage and minimum net worth. However, since the Company achieved an Investment Grade Rating from Fitch Ratings in October 2025, the financial maintenance covenants with respect to maximum secured recourse debt and minimum net worth do not apply. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 7 — Senior Notes, Net
The details of the Company’s senior notes are as follows:

(In thousands)	June 30, 2026	December 31, 2025
3.75% Senior Notes
Aggregate principal amount	$500,000	$500,000
Less: Deferred financing costs	(2,025)	(2,713)
3.75% Senior Notes, net	497,975	497,287

4.50% Senior Notes
Aggregate principal amount	500,000	500,000
Less: Discount	(57,956)	(69,118)
4.50% Senior Notes, net	442,044	430,882

Senior Notes, Net	$940,019	$928,169
3.75% Senior Notes
On December 16, 2020, the Company and the OP issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “3.75% Senior Notes”). The 3.75% Senior Notes, which were issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.750% per year. Interest on the 3.75% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year and they do not require any principal payments prior to maturity. As of June 30, 2026, the Company was in compliance with the covenants under the indenture governing the 3.75% Senior Notes.
4.50% Senior Notes
The $500.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”) were recorded at their estimated fair value in connection with the acquisition of The Necessity Retail REIT, Inc. (“RTL”) in September 2023, resulting in the recording of a discount. This discount is being amortized as an increase to interest expense over the remaining term of the 4.50% Senior Notes. The 4.50% Senior Notes, which were originally issued by RTL on October 7, 2021 at par, will mature on September 30, 2028 and accrue interest at a rate of 4.50% per year. Interest on the 4.50% Senior Notes is payable semi-annually in arrears on March 30 and September 30 of each year and they do not require any principal payments prior to maturity. As of June 30, 2026, the Company was in compliance with the covenants under the indenture governing the 4.50% Senior Notes.
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
June 30, 2026
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2026 and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. The Company has determined that its derivative valuations, with the exception of the multi-tenant receivable, net, are classified in Level 2 of the fair value hierarchy. See Note 3 — Multi-Tenant Retail Disposition for additional information on the multi-tenant receivable, net.
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
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
The Company recorded impairments for real estate investments during the three and six months ended June 30, 2026 and 2025 (see Note 4 — Real Estate Investments, Net for additional information on impairment charges recorded by the Company). The impairments were based on the estimated selling prices, less selling costs, of the impaired properties. The carrying value of these impaired real estate investments on the consolidated balance sheet represents their estimated fair value at the time of impairment.
Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2026
Foreign currency forwards, net (GBP & EUR)	$—	$(721)	$—	$(721)
Interest rate swaps, net (USD & EUR)	$—	$(98)	$—	$(98)
Multi-tenant disposition receivable	$—	$—	$2,475	$2,475
December 31, 2025
Foreign currency forwards, net (GBP & EUR)	$—	$(4,296)	$—	$(4,296)
Interest rate swaps, net (USD,GBP & EUR)	$—	$(995)	$—	$(995)
Multi-tenant disposition receivable	$—	$—	$27,934	$27,934
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2026 and year ended December 31, 2025.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
The change in Level 3 assets was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Beginning balance	$22,013	$108,729	$27,934	$—
Net receivable recorded for the First Closing	—	—	—	106,714
Net receivable recorded for the Second Closing	—	5,484	—	5,484
Net receivable recorded for the Third Closing	—	14,406	—	14,406
Net unrealized gain (loss)	118	(8,165)	7,573	(6,150)
Cash received for open and operating leases	(20,577)	(22,624)	(29,034)	(22,624)
Net realized gain (loss) (1)	921	(7,616)	(3,998)	(7,616)
Ending balance	$2,475	$90,214	$2,475	$90,214
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
•As of June 30, 2026, the Company’s mortgage notes payable had a gross carrying value of $1.0 billion and a fair value of $1.0 billion. As of December 31, 2025 the Company’s mortgage notes payable had a gross carrying value of $1.3 billion and a fair value of $1.3 billion. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of June 30, 2026, the advances to the Company under the Revolving Credit Facility had a carrying value of $0.5 billion and a fair value of $0.5 billion. As of December 31, 2025, the advances to the Company under the Revolving Credit Facility had a carrying value of $0.3 billion and a fair value of $0.4 billion.
•As of June 30, 2026, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $490.8 million. As of December 31, 2025, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $485.6 million.
•As of June 30, 2026, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $495.7 million. As of December 31, 2025, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $488.8 million.
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2026 and December 31, 2025:

(In thousands)	Balance Sheet Location	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	$169	$—
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	(267)	(995)
Total		$(98)	$(995)

Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$34	$—
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(1,305)	(3,140)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	775	7
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(225)	(1,163)
Total		$(721)	$(4,296)
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the six months ended June 30, 2026, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending June 30, 2027, the Company estimates that $41,981 will be reclassified from other comprehensive income as a decrease to interest expense.

In the first quarter of 2025 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur. The accelerated amount was a loss of $3.7 million, and is presented in the unrealized (losses) gains undesignated foreign currency advances and other hedge ineffectiveness line item in the Company’s consolidated statements of operations for the six months ended June 30, 2025.

As of June 30, 2026 and December 31, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2026		December 31, 2025
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (EUR)	9	$352,732	9	$363,009
Total	9	$352,732	9	$363,009

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Amount of gain (loss) recognized in AOCI from derivatives	$467	$982	$(659)	$1,868
Amount of (loss) gain reclassified from AOCI into income as interest expense	$(88)	$151	$(230)	$(2,654)
Total interest expense recorded in the consolidated statements of operations	$38,820	$53,348	$78,011	$106,785
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of June 30, 2026 and December 31, 2025 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the six months ended June 30, 2026 and the year ended December 31, 2025, the Company did not use foreign currency derivatives that were designated as net investment hedges.
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
During the three and six months ended June 30, 2026, the Company recorded a gain of $1.8 million due to currency changes on the undesignated excess foreign currency advances over the related net investments. During the three and six months ended June 30, 2025, the Company recorded losses of approximately $6.3 million and $9.0 million, respectively, due to currency changes on the undesignated excess foreign currency advances over the related net investments. These amounts are recorded in unrealized gains (losses) on undesignated foreign currency advances and other hedge ineffectiveness in the Company’s consolidated statements of operations.
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
The Company recorded losses on derivative instruments of $0.3 million and gains of $2.8 million for the three and six months ended June 30, 2026, respectively, and recorded losses on derivative instruments of $8.8 million and $12.7 million for the three and six months ended June 30, 2025, respectively.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
As of June 30, 2026 and December 31, 2025, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	June 30, 2026		December 31, 2025
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	26	$70,189	34	$92,846
Foreign currency forwards (EUR-USD)	23	40,498	31	55,766
Total	49	$110,687	65	$148,612
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2026	$978	(1,797)	—	(819)	—	—	$(819)
December 31, 2025	$7	(5,298)	—	(5,291)	—	—	$(5,291)
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
As of June 30, 2026, the Company did not have any counterparties where the net derivative fair value held by that counterparty was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of June 30, 2026, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 10 — Stockholders' Equity
Common Stock
As of June 30, 2026 and December 31, 2025, the Company had 210,951,435 and 216,016,247 shares of Common Stock issued and outstanding, respectively, including Restricted Shares and excluding unvested restricted stock units (“RSUs”) and performance stock units (“PSUs”). Unvested RSUs and PSUs may be settled in shares of Common Stock in the future.
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
June 30, 2026
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
During the three and six months ended June 30, 2026, the Company purchased 1,215,980 and 5,434,341 shares of Common Stock, respectively, for $11.1 million and $49.5 million, respectively.
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
•During the three and six months ended June 30, 2026 the Company did not sell any shares of Common Stock through the 2025 Common Stock ATM Program.
•During the three and six months ended June 30, 2025 the Company did not sell any shares of Common Stock through the 2019 Common Stock ATM Program.
Preferred Stock
The Company is currently authorized to issue up to 40,000,000 shares of preferred stock.
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of June 30, 2026 and December 31, 2025. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of June 30, 2026 and December 31, 2025. The Company had 4,695,887 shares of Series B Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025.
•The Company has classified and designated 7,933,711 shares of its authorized Preferred Stock as authorized shares of Series D Preferred Stock, as of June 30, 2026. The Company had 7,933,711 shares of Series D Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025.
•The Company has classified and designated 4,595,175 shares of its authorized Preferred Stock as authorized shares of Series E Preferred Stock, as of June 30, 2026. The Company had 4,595,175 shares of Series E Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025.
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2026, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
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
The following table reflects the activity of RSUs outstanding for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2025	1,603,181	$7.51
Vested	(558,758)	7.59
Granted	751,892	9.05
Forfeitures	(1,586)	9.46
Unvested, June 30, 2026	1,794,729	8.13

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2024	1,248,179	$7.89
Vested	(342,406)	7.96
Granted	986,582	7.39
Forfeitures	(21,237)	8.16
Unvested, June 30, 2025	1,871,118	7.61
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
reason. Upon a change in control of the Company, 50% of the unvested Restricted Shares will immediately vest and the remaining unvested Restricted Shares will be forfeited.
The following table reflects the activity of Restricted Shares outstanding for the periods presented that impacted the Company:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2025	168,656	$11.44
Vested	(99,929)	11.48
Granted	—	—
Forfeitures	—	—
Unvested, June 30, 2026	68,727	11.38

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2024	334,642	$11.88
Vested	(153,195)	9.61
Granted	—	—
Forfeitures	(11,249)	10.22
Unvested, June 30, 2025	170,198	14.03
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
June 30, 2026
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
June 30, 2026
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
Compensation Expense
The combined compensation expense for RSUs, Restricted Shares and PSUs was $3.9 million and $8.0 million for the three and six months ended June 30, 2026, respectively, and $3.3 million and $6.4 million for the three and six months ended June 30, 2025, respectively. Compensation expense for these equity instruments is recorded as equity-based compensation in the Company’s consolidated statements of operations.
•As of June 30, 2026, the Company had $11.0 million of unrecognized compensation cost related to RSUs granted, which is expected to be recognized over a weighted-average period of 1.8 years.
•As of June 30, 2026, the Company had $0.7 million of unrecognized compensation cost related to Restricted Share awards granted, which is expected to be recognized over a period of 0.9 years.
•As of June 30, 2026, the Company had $0.5 million, $3.1 million and $5.5 million of unrecognized compensation cost related to the 2023 PSUs, 2025 PSUs and 2026 PSUs granted, respectively. The unrecognized compensation cost is expected to be recognized over a period of 0.3 years, 1.5 years and 2.5 years as of June 30, 2026 related to the 2023 PSUs, 2025 PSUs and 2026 PSUs granted, respectively.
Note 13 — Leases
Lessor Arrangements
As of June 30, 2026, the Company’s leases had a weighted-average remaining lease term of 5.7 years.
Lessee Arrangements
As of June 30, 2026, the Company leases land under 16 ground leases associated with certain properties and also has two operating leases for office space. The aggregate durations for the ground leases and operating leases range from 4.0 to 118 years as of June 30, 2026. The Company did not enter into any new ground or operating leases during the first six months of 2026.
As of June 30, 2026 and December 31, 2025, the Company’s balance sheets include ROU assets of $61.0 million and $63.4 million, respectively, and operating lease liabilities of $40.0 million and $41.4 million, respectively. In determining the

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
operating ROU assets and lease liabilities for the Company’s operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
As of June 30, 2026, the Company’s ground leases and operating leases have a weighted-average remaining lease term of approximately 23.6 years and a weighted-average discount rate of 5.43%. For the three and six months ended June 30, 2026, the Company paid cash of approximately $0.8 million and $1.6 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $0.8 million, respectively, on a straight-line basis.
For the three and six months ended June 30, 2025, the Company paid cash of approximately $0.7 million and $1.7 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $0.8 million, respectively, on a straight-line basis.
The following table reflects the base cash rental payments due from the Company as of June 30, 2026:

(In thousands)	Future Base Rent Payments (1)
2026 Remainder	$1,813
2027	3,495
2028	3,509
2029	3,517
2030	3,223
Thereafter	52,363
Total minimum lease payments (2)	67,920
Less: Effects of discounting	(27,877)
Total present value of lease payments	$40,043
________
(1)Assumes exchange rates of £1.00 to $1.32 for GBP and €1.00 to $1.14 for EUR as of June 30, 2026 for illustrative purposes, as applicable.
(2)Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground rent for this property is prepaid through 2050.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Income (loss) from continuing operations	$1,015	$(31,858)	$(7,346)	$(127,026)
Preferred stock dividends	(10,936)	(10,936)	(21,872)	(21,872)
Adjustments to net loss attributable to common stockholders for common share equivalents	(329)	(599)	(866)	(946)
Adjusted net loss attributable to common stockholders - Continuing Operations	(10,250)	(43,393)	(30,084)	(149,844)
Income (loss) from discontinued operations	2,471	7,715	5,754	(86,496)
Adjusted net loss attributable to common stockholders	$(7,779)	$(35,678)	$(24,330)	$(236,340)

Weighted average common shares outstanding — Basic and Diluted	211,338,853	222,960,030	212,681,722	226,591,693

Net loss from continuing operations — Basic and Diluted	$(0.05)	$(0.19)	$(0.14)	$(0.66)
Net income (loss) from discontinued operations — Basic and Diluted	0.01	0.03	0.03	(0.38)
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.04)	$(0.16)	$(0.11)	$(1.04)
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
The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (see Note 12 — Equity-Based Compensation for additional information on all of the common share equivalents listed in the table below):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unvested RSUs (1)	1,835,513	1,885,808	1,914,793	1,815,148
Unvested Restricted Shares (2)	132,425	267,269	150,440	298,119
Unvested PSUs (3)	4,757,021	3,165,179	4,739,432	3,030,359
Total common share equivalents excluded from calculation	6,724,959	5,318,256	6,804,665	5,143,626
(1) There were 1,794,729 and 1,871,118 unvested RSUs issued and outstanding as of June 30, 2026 and 2025, respectively.
(2) There were 68,727 and 170,198 unvested Restricted Shares issued and outstanding as of June 30, 2026 and 2025, respectively.
(3) There were 4,757,021 PSUs outstanding as of June 30, 2026 and 3,165,179 outstanding as of June 30, 2025.

No PSU share equivalents were included in the calculation for the three and six months ended June 30, 2026 and 2025 since their impact was anti-dilutive.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 15 — Segment Reporting
The Company has three reportable segments based on property type: (1) Industrial & Distribution, (2) Retail and (3) Office. Due to the classification of the Multi-Tenant Retail Portfolio as a discontinued operation, the tables below do not include the results of the Multi-Tenant Retail Portfolio, which are classified within loss from discontinued operations in our consolidated statements of operations for the six months ended June 30, 2026 and 2025 (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
The following table provides operating financial information for the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Industrial & Distribution:
Revenue from tenants	$51,692	$54,997	$100,876	$113,008
Property operating expense	5,644	4,235	10,900	9,507
Net Operating Income	$46,048	$50,762	$89,976	$103,501

Retail:
Revenue from tenants	$29,995	$35,357	$59,541	$72,314
Property operating expense	3,828	3,002	7,503	6,893
Net Operating Income	$26,167	$32,355	$52,038	$65,421

Office:
Revenue from tenants	$30,788	$34,551	$61,344	$71,998
Property operating expense	3,928	4,781	7,922	9,571
Net Operating Income	$26,860	$29,770	$53,422	$62,427

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segment's revenue from tenants to consolidated revenue from tenants and the total reportable segment’s net operating income to consolidated net (loss) income before taxes and consolidated net (loss) income attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenue From Tenants:
Industrial & Distribution	$51,692	$54,997	$100,876	$113,008
Retail	29,995	35,357	59,541	72,314
Office	30,788	34,551	61,344	71,998
Total Consolidated Revenue From Tenants	$112,475	$124,905	$221,761	$257,320

Net income (loss) before income tax and net loss attributable to common stockholders:
Net Operating Income:
Industrial & Distribution	$46,048	$50,762	$89,976	$103,501
Retail	26,167	32,355	52,038	65,421
Office	26,860	29,770	53,422	62,427
Total net operating income	99,075	112,887	195,436	231,349
Impairment charges	(3,695)	(9,812)	(14,810)	(70,127)
Merger, transaction and other costs	(6,561)	(2,002)	(10,948)	(3,581)
General and administrative	(11,884)	(11,339)	(24,028)	(27,542)
Equity-based compensation	(3,942)	(3,338)	(7,984)	(6,431)
Depreciation and amortization	(41,512)	(45,636)	(83,124)	(101,970)
Goodwill impairment	—	—	—	(7,134)
Gain (loss) on dispositions of real estate investments	23,250	1,537	31,129	(141)
Interest expense	(38,820)	(53,348)	(78,011)	(106,785)
Loss on extinguishment of debt	(11,911)	(4,348)	(13,618)	(4,766)
(Loss) gain on derivative instruments	(302)	(8,823)	2,763	(12,679)
Unrealized gain (loss) on undesignated foreign currency advances and other hedge ineffectiveness	1,816	(6,324)	1,816	(12,675)
Other income	276	1,683	450	1,731
Net income (loss) before income tax	5,790	(28,863)	(929)	(120,751)
Income tax expense	(4,775)	(2,995)	(6,417)	(6,275)
Income (loss) from continuing operations	1,015	(31,858)	(7,346)	(127,026)
Income (loss) from discontinued operations	2,471	7,715	5,754	(86,496)
Net income (loss)	3,486	(24,143)	(1,592)	(213,522)
Preferred stock dividends	(10,936)	(10,936)	(21,872)	(21,872)
Net loss attributable to common stockholders	$(7,450)	$(35,079)	$(23,464)	$(235,394)

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
The following table reconciles real estate investments, net by segment to consolidated total assets as of the periods presented:

(In thousands)	June 30, 2026	December 31, 2025 (1)
Investments in real estate, net:
Industrial & Distribution	$1,713,035	$1,792,235
Retail	1,099,954	1,142,964
Office	796,188	875,425
Total investments in real estate, net	3,609,177	3,810,624
Real estate assets held for sale	33,834	49,654
Assets related to discontinued operations	—	348
Cash and cash equivalents	153,640	180,114
Restricted cash	14,352	13,949
Derivative assets, at fair value	978	7
Unbilled straight line rent	71,952	72,919
Operating lease right-of-use asset	60,958	63,362
Prepaid expenses and other assets	53,636	60,415
Multi-tenant disposition receivable, net	2,475	27,934
Deferred tax assets	5,105	5,167
Goodwill	45,516	45,898
Deferred financing costs, net	14,465	16,812
Total assets	$4,066,088	$4,347,203
_______
(1) Amounts reflect the presentation of the Multi-Tenant Retail Portfolio as a discontinued operation, which primarily consist of any remaining receivables (see Note 3 — Multi-Tenant Retail Disposition for additional information).
Geographic Information
Other than the U.S. and United Kingdom, no country or tenant individually comprised more than 10% of the Company’s annualized revenue from tenants on a straight-line basis, or total long-lived assets at June 30, 2026. The following tables present the geographic information for Revenue from tenants and Investments in real estate:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenue from tenants:
United States	$82,293	$85,882	$162,322	$179,234
United Kingdom	11,903	20,272	23,372	44,090
Europe	17,485	17,964	34,469	32,451
Canada	794	787	1,598	1,545
Total	$112,475	$124,905	$221,761	$257,320

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

(In thousands)	June 30, 2026	December 31, 2025
Investments in real estate, gross:
United States	$3,520,268	$3,629,799
United Kingdom	537,123	554,792
Europe	504,647	554,965
Canada	36,360	38,050
Total	$4,598,398	$4,777,606

Acquired Intangible Liabilities, Gross
United States	$23,930	$24,808
United Kingdom	2,693	5,565
Europe	5,886	6,200
Canada	—	20
Total	$32,509	$36,593
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Acquisitions and Dispositions
Subsequent to June 30, 2026, the Company acquired one industrial property for a purchase price of $14.1 million and it disposed of one property for a price of $0.5 million.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements”, as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements regarding the intent, belief or current expectations of Global Net Lease, Inc. (“we,” “our,” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “projects,” “potential,” “predicts,” “expects,” “plans,” “intends,” “would,” “could,” “should” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those contemplated by such forward-looking statements. We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks that any potential future acquisition, including the Modiv transaction, or disposition by the Company is subject to market conditions, capital availability and timing considerations and may not be identified or completed on favorable terms, or at all. Some of the additional risks and uncertainties, although not all risks and uncertainties, that could cause the Company’s actual results to differ materially from those presented in its forward-looking statements are set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025, this and our other Quarterly Reports on Form 10-Q, and our other filings with the U.S. Securities and Exchange Commission (the “SEC”), as such risks, uncertainties and other important factors may be updated from time to time in the Company’s subsequent reports.

Overview
We are a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S., and Western and Northern Europe.
As of June 30, 2026, we owned 798 properties consisting of 39.7 million rentable square feet, which were 97% leased, with a weighted-average remaining lease term of 5.7 years. Based on the percentage of annualized rental income on a straight-line basis as of June 30, 2026, approximately 74% of our properties were located in the U.S. and Canada and approximately 26% were located in Europe. In addition, as of June 30, 2026, our portfolio was comprised of 47% Industrial & Distribution properties, 28% Retail properties and 25% Office properties. The percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of June 30, 2026. The straight-line rent includes amounts for tenant concessions.
Our portfolio is leased to primarily “Investment Grade” rated tenants in well-established markets in the U.S. and Europe. A total of 63.3% of our rental income on an annualized straight-line basis for leases in place as of June 30, 2026 was derived from Investment Grade rated tenants, comprised of 38.0% leased to tenants with an actual investment grade rating and 25.3% leased to tenants with an implied investment grade rating. For our purposes, “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of June 30, 2026.
Agreement and Plan of Merger with Modiv
On May 3, 2026, the Company, together with its direct and indirect subsidiaries, REIT Merger Sub, the OP and Opco Merger Sub entered into the Merger Agreement with the Modiv Parties. Pursuant to the terms and conditions of the Merger Agreement, upon the closing, Modiv will merge with and into REIT Merger Sub with REIT Merger Sub continuing as the surviving entity. Contemporaneously therewith or immediately following the Modiv Merger, OpCo Merger Sub will merge with and into the Modiv Operating Partnership, with the Modiv Operating Partnership being the surviving entity.
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
In addition, the Merger Agreement requires, among other things, that the Company file with the SEC a Registration Statement on Form S-4 registering the issuance of the Modiv Common Stock Merger Consideration under the Securities Act, containing a prospectus of the Company for the issuance of the Modiv Common Stock Merger Consideration and a proxy statement of Modiv (the “Modiv Transaction S-4”) with respect to its special meeting of Modiv’s stockholders convened for purposes of obtaining the approval of the Modiv Merger. The Company filed the Modiv Transaction S-4 on June 1, 2026, which the SEC declared effective on June 24, 2026, and Modiv set August 10, 2026 as the date for such special meeting.
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
Properties
The following table represents a summary by segment of our portfolio of real estate properties as of June 30, 2026:

		Annualized Straight-Line Rent		Annualized Base Rent		Square Feet
Segment	Number of Properties	Amount	%	Amount	%	Amount	%	Occupancy	Weighted-Average Remaining Lease Term (Years) (1)
		(In thousands)		(In thousands)		(In thousands)
Industrial & Distribution	182	$182,345	47%	$181,671	47%	28,039	71%	96%	5.8
Retail	567	109,088	28%	106,971	27%	6,503	16%	97%	6.5
Office	49	99,407	25%	101,442	26%	5,115	13%	99%	3.5
Total	798	$390,840	100%	$390,084	100%	39,657	100%	97%	5.7
__________
(1) If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years is calculated based on square feet as of June 30, 2026.
Results of Operations
We have three reportable segments based on property type: (1) Industrial & Distribution, (2) Retail and (3) Office (for additional information, see Note 15 — Segment Reporting to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
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
Due to the classification of the 100 multi-tenant retail properties that were sold in 2025 (the “Multi-Tenant Retail Portfolio”) as a discontinued operation, the tables below do not include the results of the Multi-Tenant Retail Portfolio, which are classified within loss from discontinued operations in our consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Comparison of the Three Months Ended June 30, 2026 and 2025
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $7.5 million for the three months ended June 30, 2026, as compared to $35.1 million for the three months ended June 30, 2025. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Three Months Ended June 30,
(In thousands)	2026	2025
Revenue From Tenants:
Industrial & Distribution	$51,692	$54,997
Retail	29,995	35,357
Office	30,788	34,551
Total Consolidated Revenue From Tenants	$112,475	$124,905
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $51.7 million and $55.0 million for the three months ended June 30, 2026 and 2025, respectively. The decrease in revenue from tenants was due to the net loss of revenue of approximately $2.0 million from dispositions and lower revenue of approximately $1.3 million from other properties. The net loss of revenue from dispositions primarily resulted from the sale of two groups of properties that were leased by two of our former tenants. There was minimal impact from the year-over-year change in average exchange rates during the three months ended June 30, 2026, when compared to the same period last year.
Total Industrial & Distribution revenue for the three months ended June 30, 2026 included approximately $4.0 million of termination fees.
Retail
Revenue from tenants in our Retail segment was $30.0 million and $35.4 million for the three months ended June 30, 2026 and 2025, respectively. The decrease was primarily driven by the loss of revenue of approximately $5.6 million from dispositions, partially offset by an increase in revenue from other properties of $0.2 million. The loss of revenue from dispositions was primarily related to one tenant which comprised approximately $3.9 million of the decrease. There was minimal impact from the year-over-year change in average exchange rates during the three months ended June 30, 2026, when compared to the same period last year.
Office
Revenue from tenants in our Office segment was $30.8 million and $34.6 million for the three months ended June 30, 2026 and 2025, respectively. The decrease in the second quarter of 2026, when compared to the same period last year, was primarily driven by the net loss of revenue of approximately $5.9 million from dispositions, partially offset by higher revenue from other properties of $2.1 million. The net loss of revenue from dispositions was primarily related to seven tenants which comprised approximately $5.5 million of the decrease. The year-over-year change in foreign exchange rates had a minimal impact.
Total Office revenue for the three months ended June 30, 2026 included approximately $2.0 million of payments received from former tenants to settle their lease obligations related to the condition and restoration of the leased space upon move-out.
Property Operating Expenses
Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Three Months Ended June 30,
(In thousands)	2026	2025
Property Operating Expenses:
Industrial & Distribution	$5,644	$4,235
Retail	3,828	3,002
Office	3,928	4,781
Total Consolidated Property Operating Expenses	$13,400	$12,018
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $5.6 million and $4.2 million for the three months ended June 30, 2026 and 2025, respectively. Lower costs of $0.5 million from dispositions were offset by higher costs of $1.9 million from properties owned in both periods due to the timing of our reimbursable costs. There was minimal impact from the year-over-year change in average foreign exchange rates during the three months ended June 30, 2026, when compared to the same period last year.
Retail
Property operating expenses in our Retail segment were $3.8 million and $3.0 million for the three months ended June 30, 2026 and 2025, respectively. Lower costs in the second quarter of 2026 of $0.3 million from properties sold were offset by higher costs of $1.1 million, from properties owned in both periods primarily due to higher costs absorbed by us at one of our properties located in Europe. There was minimal impact from the year-over-year change in average exchange rates during the three months ended June 30, 2026, when compared to the same period last year.
Office
Property operating expenses in our Office segment were $3.9 million and $4.8 million for the three months ended June 30, 2026 and 2025, respectively. The decrease in the second quarter of 2026 was driven by lower costs of $1.3 million from properties sold, partially offset by an increase in costs of $0.4 million from properties owned in both periods. There was minimal impact from the year-over-year change in average exchange rates during the three months ended June 30, 2026, when compared to the same period last year.
Impairment Charges
During the three months ended June 30, 2026, we determined that 4 of our properties (two located in the U.S., one located in the U.K. and one located in Europe), had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price less selling costs of such properties, and as a result, we recorded impairment charges totaling approximately $3.7 million.
During the three months ended June 30, 2025, we determined that 21 of our properties (20 of which were located in the U.S. and one was located in Europe) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price less selling costs of such properties, and as a result, we recorded an impairment charge of approximately $9.8 million.
Merger, Transaction and Other Costs
We recognized $6.6 million and $2.0 million of merger, transaction and other costs during the three months ended June 30, 2026 and 2025, respectively. The increase was primarily due to costs incurred in the second quarter of 2026 related to the pending acquisition of Modiv.
General and Administrative Expenses
General and administrative expenses were relatively consistent at $11.9 million and $11.3 million for the three months ended June 30, 2026 and 2025, respectively, primarily comprised of employee compensation/payroll expenses, professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance.
Equity-Based Compensation
During the three months ended June 30, 2026 and 2025, we recognized equity-based compensation expense of $3.9 million and $3.3 million, respectively. Equity-based compensation expense consists of (i) amortization of restricted shares of our Common Stock (“Restricted Shares”) granted to employees of AR Global Investments, LLC, our former advisor (the “Former Advisor”) or its affiliates who were involved in providing services to us prior to the Internalization; (ii) amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our employees and our independent directors; and (iii) amortization expense related to performance stock units (“PSUs”). The period over period increase in expense was attributable to RSUs and PSUs granted in the first quarter of 2026.
For additional information related to our equity-based compensation, including with respect to the RSUs and PSUs granted in the first quarter of 2026, see Note 12 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $41.5 million and $45.6 million for the three months ended June 30, 2026 and 2025, respectively. The decrease was due to lower depreciation and amortization due to dispositions during 2026 and 2025.
Gain (Loss) on Dispositions of Real Estate Investments
During the three months ended June 30, 2026, we sold 11 properties (three Industrial & Distribution properties, six Retail properties and two Office properties) and recorded a net gain of $23.3 million.
During the three months ended June 30, 2025, we sold 94 properties (five Industrial & Distribution properties, 88 Retail properties and one Office property), and recorded a net gain of $1.5 million. These amounts do not include the properties sold in the second quarter of 2025 that were included in the Multi-Tenant Retail Portfolio, which are part of discontinued operations (see Note 3 — Multi-Tenant Retail Disposition for additional information to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Interest Expense
Interest expense was $38.8 million and $53.3 million for the three months ended June 30, 2026 and 2025, respectively. The decrease was due to lower gross debt outstanding and a lower weighted-average effective interest rate during the three months ended June 30, 2026. The amount of our total gross debt outstanding was $2.5 billion as of June 30, 2026, as compared to $3.1 billion as of June 30, 2025. The weighted-average effective interest rate of our total debt was 4.1% as of June 30, 2026 and 4.3% as of June 30, 2025.
The decrease in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the three months ended June 30, 2026, when compared to the same period last year. As of June 30, 2026, approximately 22% of our total debt outstanding was denominated in Euros (“EUR”). As of June 30, 2025, approximately 19% of our total debt outstanding was denominated in EUR and 1% was denominated in Canadian Dollars (“CAD”).
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of June 30, 2026, approximately 41% of our total debt outstanding was secured and 59% was unsecured, the latter including amounts outstanding under our Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility to our consolidated financial statements included in this Quarterly Report on Form 10-Q), our $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “3.75% Senior Notes”) and $500.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”).

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
Loss on Extinguishment of Debt
The loss on extinguishment of debt was $11.9 million and $4.3 million during the quarters ended June 30, 2026 and June 30, 2025, respectively. The loss on extinguishment of debt in the second quarter of 2026 primarily related to accelerated amortization of the discount related to the mortgage notes that were repaid in the second quarter of 2026 and the fees paid upon repayment. The loss in the second quarter of 2025 primarily related to the accelerated amortization and fees related to the repayment of one of our mortgages in May of 2025.
(Loss) Gain on Derivative Instruments
The loss of $0.3 million on derivative instruments for the three months ended June 30, 2026 and the loss of $8.8 million on derivative instruments for the three months ended June 30, 2025, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by exchange rate changes in British Pounds Sterling (“GBP”) and EUR compared to the USD. For the three months ended June 30, 2026, the loss on derivative instruments consisted of unrealized gains of $0.1 million and realized losses of $0.4 million. For the three months ended June 30, 2025, the loss on derivative instruments consisted of unrealized losses of $7.2 million and realized losses of $1.6 million. The overall gains (or losses) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains or losses are included in AFFO (as defined below).
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
Unrealized (Gains) Losses on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We recorded a gain of $1.8 million and a loss of $6.3 million on undesignated foreign currency advances and other hedge ineffectiveness during the quarters ended June 30, 2026 and 2025, related to the accelerated reclassification of amounts in accumulated other comprehensive income to earnings.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to stockholders, we recognize income tax benefit (expense) domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $4.8 million and $3.0 million for the three months ended June 30, 2026 and 2025, respectively.
Preferred Stock Dividends
Preferred stock dividends were $10.9 million for the three months ended June 30, 2026 and 2025. The amounts in both periods represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.

Comparison of the Six Months Ended June 30, 2026 and 2025
As discussed above, due to the classification of the Multi-Tenant Retail Portfolio as a discontinued operation, the tables below do not include the results of the Multi-Tenant Retail Portfolio, which are classified within loss from discontinued operations in our consolidated statements of operations for the six months ended June 30, 2026 and 2025 (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $23.5 million for the six months ended June 30, 2026, as compared to net loss of $235.4 million for the six months ended June 30, 2025. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.
Revenue from Tenants
Consolidated revenue from tenants, detailed by reportable segment, is as follows:

	Six Months Ended June 30,
(In thousands)	2026	2025
Revenue From Tenants:
Industrial & Distribution	$100,876	$113,008
Retail	59,541	72,314
Office	61,344	71,998
Total Consolidated Revenue From Tenants	$221,761	$257,320
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $100.9 million and $113.0 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in revenue from tenants was due to the loss of revenue of approximately $11.3 million from dispositions and approximately $0.8 million from other properties. The loss of revenue from dispositions primarily resulted from the sale of three groups of properties that were leased by three of our former tenants, which comprised approximately $10.1 million of the total decrease in revenue from dispositions. There was minimal impact from the year-over-year change in average exchange rates during the six months ended June 30, 2026, when compared to the same period last year.
Total Industrial & Distribution revenue for the six months ended June 30, 2026 included approximately $4.0 million of termination fees.
Retail
Revenue from tenants in our Retail segment was $59.5 million and $72.3 million for the six months ended June 30, 2026 and 2025, respectively. The decrease was primarily driven by the loss of revenue of approximately $13.2 million from dispositions, partially offset by higher revenue of $0.4 million from other properties. The loss of revenue from dispositions was primarily related to one tenant which comprised approximately $10.1 million of the decrease. There was minimal impact from the year-over-year change in average exchange rates during the six months ended June 30, 2026, when compared to the same period last year.
Office
Revenue from tenants in our Office segment was $61.3 million and $72.0 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in the first six months of 2026 was primarily driven by the net loss of revenue of $14.3 million from dispositions, partially offset by higher revenue from other properties of $3.6 million. The net loss of revenue from dispositions was primarily related to seven tenants, which comprised approximately $13.8 million of the decrease. The year-over-year change in foreign exchange rates had a minimal impact.
Total Office revenue for the six months ended June 30, 2026 included approximately $2.0 million of payments received from former tenants to settle their lease obligations related to the condition and restoration of the leased space upon move-out.

Property Operating Expenses
Consolidated property operating expenses, detailed by reportable segment, is as follows:

	Six Months Ended June 30,
(In thousands)	2026	2025
Property Operating Expenses:
Industrial & Distribution	$10,900	$9,507
Retail	7,503	6,893
Office	7,922	9,571
Total Consolidated Property Operating Expenses	$26,325	$25,971
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $10.9 million and $9.5 million for the six months ended June 30, 2026 and 2025, respectively. Lower costs of $1.3 million from dispositions were offset by higher costs of $2.7 million from other properties due to the timing of our reimbursable costs. There was minimal impact from the year-over-year change in average foreign exchange rates during the six months ended June 30, 2026, when compared to the same period last year.
Retail
Property operating expenses in our Retail segment were $7.5 million and $6.9 million for the six months ended June 30, 2026 and 2025, respectively. Lower costs of $1.4 million from properties sold were offset by an increase of approximately $2.0 million from properties owned in both periods primarily due to higher costs absorbed by us at one of our properties located in Europe. There was minimal impact from the year-over-year change in average exchange rates during the six months ended June 30, 2026, when compared to the same period last year.
Office
Property operating expenses in our Office segment were $7.9 million and $9.6 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in the first six months of 2026 was driven by lower costs of approximately $2.4 million from properties sold, partially offset by higher costs of approximately $0.7 million from properties owned in each period. There was minimal impact from the year-over-year change in average exchange rates during the six months ended June 30, 2026, when compared to the same period last year.
Impairment Charges
During the six months ended June 30, 2026, we determined that the fair values of 10 of our properties (8 located in the U.S., one located in Europe and one located in the U.K.) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties less selling costs, and as a result, the Company recorded an impairment charge of approximately $14.8 million.
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
Merger, Transaction and Other Costs
We recognized $10.9 million and $3.6 million of merger, transaction and other costs during the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to costs incurred in 2026 related to the pending acquisition of Modiv.
General and Administrative Expenses
General and administrative expenses were $24.0 million and $27.5 million for the six months ended June 30, 2026 and 2025, respectively, primarily consisting of employee compensation/payroll expenses, professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The decrease was primarily due to lower compensation costs and professional fees in the first six months of 2026.
Equity-Based Compensation
During the six months ended June 30, 2026 and 2025, we recognized equity-based compensation expense of $8.0 million and $6.4 million, respectively. Equity-based compensation consists of (i) amortization of Restricted Shares granted to employees of the Former Advisor or its affiliates who were involved in providing services to us prior to the Internalization; (ii) amortization of RSUs granted to our employees and our independent directors; and (iii) amortization expense related to PSUs. The period over period increase in expense was attributable to RSUs and PSUs granted in the first quarter of 2026.

For additional information related to our equity-based compensation, including with respect to the RSUs and PSUs granted in the first quarter of 2026, see Note 12 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $83.1 million and $102.0 million for the six months ended June 30, 2026 and 2025, respectively. The decrease was due to lower depreciation and amortization due to dispositions during 2026 and 2025.
Gain (Loss) on Dispositions of Real Estate Investments
During the six months ended June 30, 2026, we sold 22 properties (five Industrial & Distribution properties, 13 Retail properties and four Office properties) and recorded a net gain of $31.1 million. During the six months ended June 30, 2026, we applied $4.6 million of previously received refundable buyer deposits, which had been recorded as a liability, to the consideration received upon sale of real estate. This amount is reflected as a noncash investing activity.
During the six months ended June 30, 2025, we sold 110 properties, (six Industrial & Distribution properties, 101 Retail properties and three Office properties), not including the properties sold as part of the Multi-Tenant Retail Disposition (see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q), and as a result, recorded a net loss of $0.1 million.
Interest Expense
Interest expense was $78.0 million and $106.8 million for the six months ended June 30, 2026 and 2025, respectively. The decrease was due to lower gross debt outstanding and a lower weighted-average effective interest rate during the six months ended June 30, 2026. The amount of our total gross debt outstanding was $3.1 billion as of June 30, 2025 as compared to $2.5 billion as of June 30, 2026. The weighted-average effective interest rate of our total debt was 4.1% as of June 30, 2026 and 4.3% as of June 30, 2025.
The decrease in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the six months ended June 30, 2026, when compared to the same period last year. As of June 30, 2026, approximately 22% of our total debt outstanding was denominated in EUR. As of June 30, 2025, approximately 19% of our total debt outstanding was denominated in EUR and 1% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of June 30, 2026, approximately 41% of our total debt outstanding was secured and 59% was unsecured, the latter including amounts outstanding under our Revolving Credit Facility, our 3.75% Senior Notes and 4.50% Senior Notes.
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
Loss on Extinguishment of Debt
The loss on extinguishment of debt was $13.6 million and $4.8 million for the six months ended June 30, 2026 and 2025, respectively. The loss on extinguishment of debt in the first six months of 2026 primarily related to accelerated amortization of the discount related to the mortgage notes that were repaid in the second quarter of 2026 and the fees paid upon repayment. The loss in 2025 was primarily due to the accelerated amortization and fees related to the repayment of one of our mortgages in May of 2025.
(Loss) Gain on Derivative Instruments
The gain on derivative instruments of $2.8 million and loss of $12.7 million for the six months ended June 30, 2026 and 2025, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD. For the six months ended June 30, 2026, the gain on derivative instruments consisted of unrealized gains of $3.6 million and realized losses of $0.8 million. For the six months ended June 30, 2025, the loss on derivative instruments consisted of unrealized losses of $10.5 million and realized losses of $2.2 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included in AFFO (as defined below).

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
Unrealized (Gains) Losses on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We recorded gains of $1.8 million and losses of $12.7 million on undesignated foreign currency advances and other hedge ineffectiveness, related to the accelerated reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur, for the six months ended June 30, 2026 and 2025, respectively.
Income Tax Expense
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to shareholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $6.4 million and $6.3 million for the six months ended June 30, 2026 and 2025, respectively.
Preferred Stock Dividends
Preferred stock dividends were $21.9 million for both the six months ended June 30, 2026 and 2025. The amounts in both periods represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.
Cash Flows from Operating Activities
The level of cash flows provided by operating activities is driven by, among other things, rental income received, property operating expenses and interest payments on outstanding borrowings.
During the six months ended June 30, 2026, net cash provided by operating activities was $106.8 million. Cash flows provided by operating activities during the six months ended June 30, 2026 reflect net loss of $1.6 million, adjusted for non-cash items of $139.5 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease and ground lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, unbilled straight-line rent, equity-based compensation, unrealized gains on foreign currency transactions, derivatives, loss on extinguishment and modification of debt, impairments and other non-cash items). In addition, operating cash flow was impacted by lease incentive and commission payments of $4.4 million and a net increase of $9.3 million in working capital items due to an increase in accounts payable and accrued expenses of $3.6 million, a decrease in prepaid expenses and other assets of $7.1 million and a decrease in prepaid rent of $1.3 million.
During the six months ended June 30, 2025, net cash provided by operating activities was $111.2 million. Cash flows provided by operating activities during the six months ended June 30, 2025 reflect net loss of $213.5 million, adjusted for non-cash items of $286.2 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, unbilled straight-line rent, equity-based compensation, unrealized gains on foreign currency transactions, derivatives, loss on extinguishment and modification of debt, impairments and other non-cash items). In addition, operating cash flow was impacted by lease incentive and commission payments of $5.3 million and a net decrease of $22.0 million in working capital items due to an increase in prepaid expenses and other assets of $2.0 million, a decrease in accounts payable and accrued expenses of $28.0 million and an increase in prepaid rent of $8.0 million.
Cash Flows from Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2026 of $157.6 million consisted of net proceeds from dispositions of $132.2 million and cash received from the multi-tenant disposition receivable of $29.0 million, which were partially offset by capital expenditures of $3.4 million and deposits for real estate investments of $0.3 million.
Net cash provided by investing activities during the six months ended June 30, 2025 of $1.3 billion consisted of net proceeds from dispositions of $1.3 billion, principally from the Multi-Tenant Retail Disposition, which were partially offset by capital expenditures of $19.6 million.

Cash Flows used in Financing Activities
Net cash used in financing activities of $289.0 million during the six months ended June 30, 2026 was a result of net additional borrowings under our Revolving Credit Facility of $163.1 million, net payments of principal on mortgage notes payable of $294.2 million, $49.5 million of Common Stock repurchases, dividends paid to common stockholders of $81.9 million, dividends paid to holders of our Series A Preferred Stock of $6.2 million, dividends paid to holders of our Series B Preferred Stock of $4.0 million, dividends paid to holders of our Series D Preferred Stock of $7.4 million, and dividends paid to holders of our Series E Preferred Stock of $4.2 million.
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
Liquidity and Capital Resources
Our principal future needs for cash and cash equivalents include the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, repayment of certain debt obligations, which includes our continuing debt service obligations and dividends to holders of our Common Stock and Preferred Stock, as well as to any future class or series of preferred stock we may issue. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $153.6 million and $180.1 million, respectively. See discussion above for how our cash flows from various sources impacted our cash.
Management expects that cash generated from operations, supplemented by our existing cash, will be sufficient to fund, in the near term and long term, the payment of quarterly dividends to our common stockholders and holders of our Preferred Stock, as well as anticipated capital expenditures. During the six months ended June 30, 2026, our cash generated from operations was sufficient to fully cover the total dividends paid on our Common Stock and Preferred Stock. Our other sources of capital, which we have used and may use in the future, include proceeds received from our Revolving Credit Facility, proceeds from secured or unsecured financings (which may include note issuances), proceeds from our offerings of equity securities (including Common Stock and Preferred Stock), proceeds from any future sales of properties and undistributed cash flows from operations, if any.
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
Acquisitions and Dispositions — Six Months Ended June 30, 2026
We did not acquire any properties during the three and six months ended June 30, 2026.
During the three and six months ended June 30, 2026, we sold 11 properties (three Industrial & Distribution properties, six Retail properties and two Office properties) and 22 properties (five Industrial & Distribution properties, 13 Retail properties and four Office properties), respectively, for an aggregate contract price of approximately $74.2 million and $144.8 million, respectively.
Acquisitions and Dispositions — Subsequent to June 30, 2026
Subsequent to June 30, 2026, we acquired one industrial property for approximately $14.1 million and we disposed of one property for an aggregate sale price of approximately $0.5 million.

Pending Transactions — Acquisitions and Dispositions
As of the date of this report, our only pending acquisition is the Modiv transaction, as described above. For pending dispositions, we have signed purchase and sale agreements (“PSAs”) to dispose of 5 properties for a contract sale price of approximately $40.4 million and we have signed non-binding letters of intent (“LOIs”) to dispose of three properties for an aggregate contract sale price of approximately $77.1 million. The LOIs may not lead to definitive agreements and the PSAs are subject to conditions and there can be no assurance we will complete the acquisition or dispositions, or any future acquisitions or dispositions, on a timely basis or on acceptable terms and conditions, if at all.
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
During the three and six months ended June 30, 2026 we did not sell any shares of Common Stock through the 2025 Common Stock ATM Program. See Note 10 — Stockholders' Equity our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on our ATM program.
Share Repurchase Program
On February 20, 2025, our Board authorized a share repurchase program for up to an aggregate amount of $300 million of shares of Common Stock (the “Share Repurchase Program”). Under the Share Repurchase Program, which does not have a stated expiration date, the Company may repurchase shares of Common Stock from time to time through open market purchases, including pursuant to Rule 10b5-1 pre-set trading plans and under Rule 10b-18 of the Exchange Act, privately negotiated transactions, accelerated share repurchase transactions entered into with one or more counterparties or otherwise, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. During the three and six months ended June 30, 2026, we purchased 1,215,980 and 5,434,341 shares, respectively, of Common Stock for approximately $11.1 million and $49.5 million, respectively, or an average share price, excluding commissions, of $9.10 and $9.08, respectively, leaving $130.7 million available under the Share Repurchase Program.
Borrowings
As of June 30, 2026 and December 31, 2025, we had total gross debt outstanding of $2.5 billion and $2.6 billion, respectively, bearing interest at weighted-average interest rates per annum equal to 4.1% and 4.2%, respectively.
As of June 30, 2026, 92% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 4.2% per annum. As of June 30, 2026, 8% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 3.5% per annum. The total gross carrying value of unencumbered assets as of June 30, 2026 was $3.85 billion, of which approximately $3.79 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not currently available to serve as collateral for future borrowings under the Revolving Credit Facility.
Our debt leverage ratio was 54.2% and 55.2% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the weighted-average maturity of our indebtedness was 2.7 years (including the two additional six-month extension options on our Revolving Credit Facility). We believe we have the ability to service our debt obligations as they come due.
Senior Notes
Both the 3.75% and the 4.50% Senior Notes do not require any principal payments prior to maturity. As of June 30, 2026, the carrying amount of the 3.75% and the 4.50% Senior Notes on our balance sheets totaled $940.0 million in the aggregate, which is net of $60.0 million of deferred financing costs and discounts, and as of December 31, 2025, the carrying amount on our balance sheets totaled $928.2 million in the aggregate, which is net of $71.8 million of deferred financing costs and discounts. See Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Mortgage Notes Payable
As of June 30, 2026 and December 31, 2025, we had secured gross mortgage notes payable of $1.0 billion and $1.3 billion, respectively. All of our current mortgage loans require payment of interest-only with the principal due at maturity. We have no principal payments due on our mortgages during the remainder of 2026. See Note 5 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on our mortgage notes payable.

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
As of June 30, 2026 and December 31, 2025, outstanding borrowings under our Revolving Credit Facility were $472.9 million and $324.2 million, respectively. During the six months ended June 30, 2026, we made net additional borrowings of $163.1 million on the Revolving Credit Facility. As of June 30, 2026, approximately $765.4 million was available for future borrowings under the Revolving Credit Facility.
See Note 6 — Revolving Credit Facility to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Revolving Credit Facility and related covenants under such facilities.
Covenants
As of June 30, 2026, we were in compliance with the covenants under the indenture governing the 3.75% Senior Notes, the indenture governing the 4.50% Senior Notes and the Credit Agreement (see Note 6 — Revolving Credit Facility and Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information).
As of June 30, 2026, we were in compliance with all property-level debt covenants with the exception of three property-level debt instruments. For those three property-level debt instruments, we either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under our Revolving Credit Facility. While the restricted cash cannot be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on our liquidity or our ability to operate the impacted assets.
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
Core Funds From Operations
In calculating Core FFO, we start with FFO, then we exclude certain non-core items such as merger, transaction and other costs, as well as certain other costs that are considered to be non-core, such as debt extinguishment or modification costs. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our core business plan to generate operational income and cash flows in order to make dividend payments to stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the subsequent operations of the investment. We also add back non-cash write-offs of deferred financing costs, prepayment penalties and certain other costs incurred with the early extinguishment or modification of debt which are included in net income but are considered financing cash flows when paid in the statement of cash flows. We consider these write-offs and prepayment penalties to be capital transactions and not indicative of operations. By excluding expensed merger, transaction and other costs as well as non-core costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.
Core FFO includes adjustments related to the treatment of the Multi-Tenant Retail Portfolio as a discontinued operation, which includes adjustments for merger and transaction costs and loss on extinguishment of debt.
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
In calculating AFFO, we also exclude certain expenses which under GAAP are treated as operating expenses in determining operating net income. All paid and accrued merger, transaction and other costs (including prepayment penalties for debt extinguishments or modifications) and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired and will also have negative effects on returns to investors, but are excluded by us as we believe they are not reflective of on-going performance. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income. In addition, as discussed above, we view gain and loss from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of our operating performance. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gain or loss, we believe AFFO provides useful supplemental information. By providing AFFO, we believe we are presenting useful information that can be used to, among other things, assess our performance without the impact of transactions or other items that are not related to our portfolio of properties. AFFO presented by us may not be comparable to AFFO reported by other REITs that define AFFO differently. Furthermore, we believe that in order to facilitate a clear understanding of our operating results, AFFO should be examined in conjunction with net income (loss) calculated in accordance with GAAP as presented in our consolidated financial statements. AFFO should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net loss attributable to common stockholders (in accordance with GAAP)	$(7,450)	$(35,079)	$(23,464)	$(235,394)
Impairment charges	3,695	9,812	14,810	70,127
Depreciation and amortization	41,512	45,636	83,124	101,970
(Gain) loss on dispositions of real estate investments	(23,250)	(1,537)	(31,129)	141
Discontinued operations FFO adjustments	(573)	(33,232)	(1,321)	81,717
FFO (as defined by NAREIT) attributable to common stockholders	13,934	(14,400)	42,020	18,561
Merger, transaction and other costs	6,561	2,002	10,948	3,581
Loss on extinguishment and modification of debt	11,911	4,348	13,618	4,766
Discontinued operations Core FFO adjustments	—	15,172	—	15,181
Core FFO attributable to common stockholders	32,406	7,122	66,586	42,089
Non-cash equity-based compensation	3,942	3,338	7,984	6,431
Non-cash portion of interest expense	2,271	2,499	4,531	4,985
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	1,088	1,232	2,194	1,392
Straight-line rent	378	(2,959)	(302)	(8,194)
Unrealized (gains) losses on undesignated foreign currency advances and other hedge ineffectiveness	(1,816)	6,324	(1,816)	12,675
Eliminate unrealized (gains) losses on foreign currency transactions (1)	(59)	7,177	(3,576)	10,481
Amortization of discounts on mortgages and senior notes	8,685	14,609	17,726	28,569
Goodwill impairment (2)	—	—	—	7,134
Eliminate (losses) gains related to multi-tenant disposition receivable (3)	(1,039)	13,766	(3,575)	13,766
Forfeited disposition deposit (4)	(154)	—	(154)	—
AFFO attributable to common stockholders	$45,702	$53,108	$89,598	$119,328

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$13,934	$(14,400)	$42,020	$18,561
Core FFO attributable to common stockholders	$32,406	$7,122	$66,586	$42,089
AFFO attributable to common stockholders	$45,702	$53,108	$89,598	$119,328
_________
(1)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended June 30, 2026, the loss on derivative instruments was $0.3 million, which consisted of unrealized gains of $0.1 million and realized losses of $0.4 million. For the six months ended June 30, 2026, the gain on derivative instruments was $2.8 million, which consisted of unrealized gains of $3.6 million and realized losses of $0.8 million.

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
(4) Amount is recorded in other income in our consolidated statement of operations. We do not consider this income to be part of our normal operating performance and have, accordingly, decreased AFFO for this amount.
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of June 30, 2026, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.5%. To help mitigate the adverse impact of inflation, approximately 87% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due under these leases over time by an average cumulative increase of approximately 1.4% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of June 30, 2026, based on straight-line rent, approximately 62.1% are fixed-rate with increases averaging 1.7%, 20.3% are based on the Consumer Price Index, subject to certain caps, 4.4% are based on other measures, and 13.2% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2026. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Matters” in Part I - Item 1 - Note 11 — Commitments and Contingencies, in our accompanying Consolidated Financial Statements.
Item 1A. Risk Factors.
Except as set forth in Part II Item 1A of the Quarterly Report on Form 10-Q filed with the SEC on May 6, 2026, there have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2025, and we direct you to those risk factors.
An adverse outcome in any litigation or other legal proceedings instituted against us, Modiv or our respective directors relating to the proposed Mergers could have a material adverse impact on the businesses of GNL and Modiv and may prevent the Mergers from becoming effective within the expected timeframe or at all.
As of the date of this report, Modiv has received multiple demand letters from, and is aware of two complaints that have been filed on behalf of, purported Modiv stockholders in connection with the Mergers. The letters and complaints allege certain disclosure deficiencies in the preliminary proxy statement/prospectus filed with the SEC on June 1, 2026 and demand that additional disclosures be made before Modiv stockholders vote on the Merger Proposal. GNL and Modiv believe that the allegations asserted in the demand letters and complaints are without merit. GNL and Modiv may receive additional stockholder demand letters or complaints may be filed in courts related to the Mergers in the future. If additional litigation or other legal proceedings are brought against GNL, Modiv or their respective boards of directors or subsidiaries in connection with the Merger Agreement, or the transactions contemplated thereby, the respective parties to any such proceeding intend to defend against it but they might not be successful in doing so.
Potential litigation related to the Mergers may result in injunctive or other relief prohibiting, delaying or otherwise adversely affecting the parties’ ability to complete the Mergers. Such relief may prevent the Mergers from becoming effective within the expected timeframe or at all. In addition, defending against such claims may be expensive and divert management’s attention and resources, which could adversely affect the respective businesses of us and Modiv. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on GNL’s or Modiv’s ability to consummate the Mergers or their respective business, results of operation or financial position, including through an injunction prohibiting the Mergers altogether or the diversion of either company’s resources or distraction of key personnel.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our Common Stock share repurchase activity for the quarter ended June 30, 2026 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
				(In Thousands)
April 1, 2026 to April 30, 2026	—	$—	—	$141,771
May 1, 2026 to May 31, 2026	1,038,078	9.10	1,038,078	132,324
June 1, 2026 to June 30, 2026	177,902	9.13	177,902	130,699
Total	1,215,980	$9.10	1,215,980	130,699
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
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1 **	Agreement and Plan of Merger, dated May 3, 2026, by and among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Modiv Industrial, Inc., Modiv Operating Partnership, LP and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Global Net Lease, Inc. on May 4, 2026).
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Dated: August 5, 2026