Form 10-Q
period 2026-09-30
Global Net Lease, Inc.
filed 2026-11-04
CIK 1526113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 2, 2026, the registrant had 222,839,920 shares of common stock outstanding.

GLOBAL NET LEASE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL NET LEASE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Real estate investments, at cost (Note 4):
Land	$736,431	$659,086
Buildings, fixtures and improvements	3,724,928	3,592,121
Construction in progress	174	2,993
Acquired intangible lease assets	527,373	523,406
Total real estate investments, at cost	4,988,906	4,777,606
Less accumulated depreciation and amortization	(945,416)	(966,982)
Total real estate investments, net	4,043,490	3,810,624
Real estate assets held for sale (Note 4)	40,570	49,654
Assets related to discontinued operations (Note 3)	1,022	348
Cash and cash equivalents	150,725	180,114
Restricted cash	14,167	13,949
Derivative assets, at fair value (Note 9)	2,895	7
Unbilled straight-line rent	73,389	72,919
Operating lease right-of-use asset (Note 13)	60,142	63,362
Prepaid expenses and other assets	56,891	60,415
Multi-tenant disposition receivable, net (Note 3)	1,616	27,934
Deferred tax assets	5,102	5,167
Goodwill	45,441	45,898
Deferred financing costs, net	13,292	16,812
Total Assets	$4,508,742	$4,347,203

LIABILITIES AND EQUITY
Mortgage notes payable, net (Note 5)	$986,642	$1,264,604
Revolving credit facility (Note 6)	830,406	324,165
Senior notes, net (Note 7)	946,168	928,169
Acquired intangible lease liabilities, net	28,937	17,501
Derivative liabilities, at fair value (Note 9)	1,097	5,298
Accounts payable and accrued expenses	42,886	43,821
Operating lease liability (Note 13)	39,510	41,429
Prepaid rent	28,524	28,254
Deferred tax liability	15,732	17,796
Dividends payable	12,785	11,718
Real estate liabilities held for sale (Note 4)	—	60
Liabilities related to discontinued operations (Note 3)	519	890
Total Liabilities	2,933,206	2,683,705
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity (Note 10):
7.25% Series A cumulative redeemable preferred stock, $0.01 par value, liquidation preference $25.00 per share, 9,959,650 shares authorized, 6,799,467 shares issued and outstanding as of September 30, 2026 and December 31, 2025	68	68
6.875% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 11,450,000 shares authorized, 4,695,887 shares issued and outstanding as of September 30, 2026 and December 31, 2025	47	47
7.500% Series D cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 7,933,711 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025	79	79
7.375% Series E cumulative redeemable perpetual preferred stock, $0.01 par value, liquidation preference $25.00 per share, 4,595,175 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025	46	46
Common Stock, $0.01 par value, 400,000,000 shares authorized, 224,734,803 and 216,016,247 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3,578	3,490
Additional paid-in capital	4,355,935	4,249,018
Accumulated other comprehensive income	19,012	22,169
Accumulated deficit	(2,825,382)	(2,611,419)
Total Stockholders’ Equity	1,553,383	1,663,498
Noncontrolling interest	22,153	—
Total Equity	1,575,536	1,663,498
Total Liabilities and Equity	$4,508,742	$4,347,203
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from tenants	$112,872	$121,013	$334,633	$378,333

Expenses:
Property operating	14,339	12,669	40,664	38,640
Impairment charges	58,188	55,433	72,998	125,560
Merger, transaction and other costs	5,334	1,623	16,282	5,204
General and administrative	11,193	11,834	35,221	39,376
Equity-based compensation	3,820	3,059	11,804	9,490
Depreciation and amortization	43,557	44,780	126,681	146,750
Goodwill impairment	—	—	—	7,134
Total expenses	136,431	129,398	303,650	372,154
Operating (loss) income before (loss) gain on dispositions of real estate investments	(23,559)	(8,385)	30,983	6,179
(Loss) gain on dispositions of real estate investments	(1,614)	(5,797)	29,515	(5,938)
Operating (loss) income	(25,173)	(14,182)	60,498	241
Other income (expense):
Interest expense	(38,810)	(45,307)	(116,821)	(152,092)
Loss on extinguishment and modification of debt	(206)	(4,121)	(13,824)	(8,887)
Gain (loss) on derivative instruments	256	2,271	3,019	(10,408)
Unrealized gains (losses) on undesignated foreign currency advances and other hedge ineffectiveness	2,560	31	4,376	(12,644)
Other income	491	1,820	941	3,551
Total other expense, net	(35,709)	(45,306)	(122,309)	(180,480)
Net loss before income tax	(60,882)	(59,488)	(61,811)	(180,239)
Income tax benefit (expense)	1,559	(3,092)	(4,858)	(9,367)
Loss from continuing operations	(59,323)	(62,580)	(66,669)	(189,606)
Income (loss) from discontinued operations	2,443	2,464	8,197	(84,032)
Net loss	(56,880)	(60,116)	(58,472)	(273,638)
Net loss attributable to noncontrolling interests	687	—	687	—
Preferred stock dividends	(10,936)	(10,935)	(32,808)	(32,807)
Net loss attributable to common stockholders	$(67,129)	$(71,051)	$(90,593)	$(306,445)

Basic and Diluted Loss Per Share:
Net loss per share from continuing operations attributable to common stockholders	$(0.32)	$(0.33)	$(0.47)	$(1.00)
Net income (loss) per share from discontinued operations attributable to common stockholders	0.01	0.01	0.04	(0.37)
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.31)	$(0.32)	$(0.43)	$(1.37)
Weighted average common shares outstanding:
Weighted average shares outstanding — Basic and Diluted	221,132,620	220,890,626	215,529,644	224,670,455
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(56,880)	$(60,116)	$(58,472)	$(273,638)

Other comprehensive income (loss):
Cumulative translation adjustment	1,860	(14,725)	(4,726)	44,019
Designated derivatives, fair value adjustments	1,123	810	2,020	1,362
Other comprehensive income (loss)	2,983	(13,915)	(2,706)	45,381

Comprehensive loss	(53,897)	(74,031)	(61,178)	(228,257)

Amounts attributable to noncontrolling interest:
Net loss	687	—	687	—
Cumulative translation adjustment	(23)	—	(23)	—
Designated derivatives, fair value adjustments	(14)	—	(14)	—
Comprehensive loss attributable to noncontrolling interest	650	—	650	—

Preferred Stock dividends	(10,936)	(10,935)	(32,808)	(32,807)

Comprehensive loss attributable to common stockholders	$(64,183)	$(84,966)	$(93,336)	$(261,064)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2026
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	216,016,247	$3,490	$4,249,018	$22,169	$(2,611,419)	$1,663,498	$—	$1,663,498
Common stock repurchases, net	—	—	—	—	—	—	—	—	(12,048,688)	(120)	(107,792)	—	—	(107,912)	—	(107,912)
Consideration issued for the Merger:
Issuance of Common Stock	—	—	—	—	—	—	—	—	20,387,710	204	183,082	—	—	183,286	—	183,286
Issuance of OP Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	44,182	44,182
Dividends declared:
Common Stock, $0.57 per share	—	—	—	—	—	—	—	—	—	—	—	—	(122,234)	(122,234)	—	(122,234)
Series A Preferred Stock, $1.35 per share	—	—	—	—	—	—	—	—	—	—	—	—	(9,243)	(9,243)	—	(9,243)
Series B Preferred Stock, $1.29 per share	—	—	—	—	—	—	—	—	—	—	—	—	(6,054)	(6,054)	—	(6,054)
Series D Preferred Stock, $1.41 per share	—	—	—	—	—	—	—	—	—	—	—	—	(11,157)	(11,157)	—	(11,157)
Series E Preferred Stock, $1.38 per share	—	—	—	—	—	—	—	—	—	—	—	—	(6,354)	(6,354)	—	(6,354)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	421,370	4	11,804	—	—	11,808	—	11,808
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(41,836)	—	(1,970)	—	—	(1,970)	—	(1,970)
Distribution to holders of performance stock units	—	—	—	—	—	—	—	—	—	—	—	—	(1,136)	(1,136)	—	(1,136)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(57,785)	(57,785)	(687)	(58,472)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(4,749)	—	(4,749)	23	(4,726)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	2,006	—	2,006	14	2,020
Noncontrolling interest rebalancing	—	—	—	—	—	—	—	—	—	—	21,793	(414)	—	21,379	(21,379)	—
Balance, September 30, 2026	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	224,734,803	$3,578	$4,355,935	$19,012	$(2,825,382)	$1,553,383	$22,153	$1,575,536

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2026
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance, June 30, 2026	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	210,951,435	$3,440	$4,205,625	$16,480	$(2,716,682)	$1,509,103	$—	$1,509,103
Common stock repurchases, net	—	—	—	—	—	—	—	—	(6,614,347)	(66)	(58,385)	—	—	(58,451)	—	(58,451)
Consideration issued for the Merger:
Issuance of Common Stock	—	—	—	—	—	—	—	—	20,387,710	204	183,082	—	—	183,286	—	183,286
Issuance of OP Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	44,182	44,182
Dividends declared:
Common Stock, $0.19 per share	—	—	—	—	—	—	—	—	—	—	—	—	(40,435)	(40,435)	—	(40,435)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)	—	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)	—	(2,018)
Series D Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,719)	(3,719)	—	(3,719)
Series E Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	10,174	—	3,820	—	—	3,820	—	3,820
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(169)	—	—	—	—	—	—	—
Distribution to holders of performance stock units	—	—	—	—	—	—	—	—	—	—	—	—	(1,136)	(1,136)	—	(1,136)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(56,193)	(56,193)	(687)	(56,880)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,837	—	1,837	23	1,860
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	1,109	—	1,109	14	1,123
Noncontrolling interest rebalancing	—	—	—	—	—	—	—	—	—	—	21,793	(414)	—	21,379	(21,379)	—
Balance, September 30, 2026	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	224,734,803	$3,578	$4,355,935	$19,012	$(2,825,382)	$1,553,383	$22,153	$1,575,536

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2024	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	231,051,139	$3,640	$4,359,264	$(25,844)	$(2,150,342)	$2,186,958
Common stock repurchases, net	—	—	—	—	—	—	—	—	(10,940,881)	(109)	(82,804)	—	—	(82,913)
Dividends declared:
Common Stock, $0.655 per share	—	—	—	—	—	—	—	—	—	—	—	—	(149,822)	(149,822)
Series A Preferred Stock, $1.35 per share	—	—	—	—	—	—	—	—	—	—	—	—	(9,243)	(9,243)
Series B Preferred Stock, $1.29 per share	—	—	—	—	—	—	—	—	—	—	—	—	(6,054)	(6,054)
Series D preferred Stock, $1.41 per share	—	—	—	—	—	—	—	—	—	—	—	—	(11,157)	(11,157)
Series E preferred Stock, $1.38 per share	—	—	—	—	—	—	—	—	—	—	—	—	(6,353)	(6,353)
Equity-based compensation, net of forfeitures	—	—	—	—	—	—	—	—	297,747	3	8,660	—	—	8,663
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	(52,483)	(1)	(810)	—	—	(811)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(273,638)	(273,638)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	44,019	—	44,019
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	1,362	—	1,362
Balance, September 30, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	220,355,522	$3,533	$4,284,310	$19,537	$(2,606,609)	$1,701,011

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	221,224,341	$3,541	$4,288,338	$33,452	$(2,493,192)	$1,832,379
Common stock repurchases, net	—	—	—	—	—	—	—	—	(868,819)	(8)	(6,932)	—	—	(6,940)
Dividends declared:
Common Stock, $0.19 per share	—	—	—	—	—	—	—	—	—	—	—	—	(42,366)	(42,366)
Series A Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,081)	(3,081)
Series B Preferred Stock, $0.43 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,018)	(2,018)
Series D Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	—	—	(3,719)	(3,719)
Series E Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	—	(2,117)	(2,117)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	3,059	—	—	3,059
Common stock shares withheld upon vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	(155)	—	—	(155)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(60,116)	(60,116)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(14,725)	—	(14,725)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	810	—	810
Balance, September 30, 2025	6,799,467	$68	4,695,887	$47	7,933,711	$79	4,595,175	$46	220,355,522	$3,533	$4,284,310	$19,537	$(2,606,609)	$1,701,011

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(58,472)	$(273,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	84,691	102,982
Amortization of intangibles	41,990	73,530
Amortization of deferred financing costs	6,814	7,666
Amortization of discounts on mortgages and senior notes	25,484	37,209
Amortization of below-market lease liabilities	(1,958)	(5,465)
Amortization of above-market lease assets	4,582	6,968
Amortization related to right-of-use assets	693	1,036
Amortization of lease incentives	1,907	1,547
Unbilled straight-line rent	(1,384)	(4,761)
Equity-based compensation	11,804	9,490
Unrealized (gains) losses on foreign currency transactions, derivatives, and other	(4,230)	7,060
Unrealized (gains) losses on undesignated foreign currency advances and other hedge ineffectiveness	(4,376)	12,644
Net (gain) loss on multi-tenant disposition receivable	(3,783)	11,932
Loss on extinguishment and modification of debt	13,824	23,985
(Gain) loss on dispositions of real estate investments	(33,062)	56,679
Lease incentive and commission payments	(5,281)	(7,395)
Impairment charges	72,998	125,560
Goodwill impairment	—	7,134
Changes in operating assets and liabilities, net:
Prepaid expenses and other assets	3,936	(6,452)
Accounts payable and accrued expenses	2,293	(30,667)
Prepaid rent	(1,825)	10,184
Deferred tax liability	(1,595)	—
Net cash provided by operating activities	155,050	167,228
Cash flows from investing activities:
Investment in real estate and real estate related assets	(14,180)	—
Cash used in business combination, net of cash acquired	(302,239)	—
Capital expenditures	(5,675)	(26,199)
Net proceeds from dispositions of real estate investments	147,882	1,352,461
Cash received from multi-tenant disposition receivable	30,101	58,756
Net cash (used in) provided by investing activities	(144,111)	1,385,018
Cash flows from financing activities:
Borrowings under revolving credit facility	666,685	1,209,496
Repayments on revolving credit facility	(140,580)	(2,007,880)
Proceeds from mortgage notes payable	—	—
Principal payments on mortgage notes payable	(296,729)	(501,248)
Penalties and charges related to repayments and early repayments of debt	(2,888)	(2,918)
Common shares repurchased upon vesting of restricted stock	(1,970)	(810)
Repurchases of Common Stock, net	(107,912)	(82,913)
Payments of financing costs	—	(15,269)
Dividends paid on Common Stock	(122,303)	(149,751)
Dividends paid on Series A Preferred Stock	(9,243)	(9,243)
Dividends paid on Series B Preferred Stock	(6,054)	(6,054)
Dividends paid on Series D Preferred Stock	(11,157)	(11,157)
Dividends paid on Series E Preferred Stock	(6,354)	(6,354)
Net cash used in financing activities	(38,505)	(1,584,101)
Net change in cash, cash equivalents and restricted cash	(27,566)	(31,855)
Effect of exchange rate changes on cash	(1,605)	10,256
Cash, cash equivalents and restricted cash, beginning of period	194,063	224,208
Cash, cash equivalents and restricted cash, end of period	$164,892	$202,609

GLOBAL NET LEASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents, end of period	$150,725	$165,095
Restricted cash, end of period	14,167	37,514
Cash, cash equivalents and restricted cash, end of period	$164,892	$202,609

Non-Cash Investing and Financing Activity:
Loss on extinguishment and modification of debt	$10,936	$21,067
Accrued capital expenditures	—	3
Mortgages assumed by the buyer as part of consideration for dispositions of real estate	—	466,274

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 1 — Organization
Global Net Lease, Inc. (the “Company”) is a real estate investment trust for United States (“U.S.”) federal income tax purposes (“REIT”) that focuses on acquiring and managing a global portfolio of income producing net lease assets across the U.S., and Western and Northern Europe.
As of September 30, 2026, the Company owned 835 properties consisting of 43.5 million rentable square feet, which were 96% leased, with a weighted-average remaining lease term of 6.3 years. Based on the percentage of annualized rental income on a straight-line basis as of September 30, 2026, approximately 76% of the Company’s properties were located in the U.S. and Canada and approximately 24% were located in Europe. In addition, as of September 30, 2026, the Company’s portfolio was comprised of 51% Industrial & Distribution properties, 26% Retail properties and 23% Office properties. The percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of September 30, 2026. The straight-line rent includes amounts for tenant concessions.
Substantially all of our business is conducted through Global Net Lease Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, The Necessity Retail REIT Operating Partnership, L.P., a Delaware limited partnership (the “RTL OP”) and Modiv Operating Partnership, L.P., a Delaware limited partnership (the “MDV OP” and together with the OP and the RTL OP, the “OPs”), and each of their wholly-owned subsidiaries. The Company has its own dedicated workforce, which manages the advisory and property management functions of the Company.
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
Acquisition of Modiv Industrial, Inc.
On August 12, 2026 (the “Modiv Acquisition Date”), the Company, together with its direct and indirect subsidiaries, GNL Motion Merger Sub, LLC (“REIT Merger Sub”), the OP and GNL Motion OpCo Merger Sub, LLC (“OpCo Merger Sub”) consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Modiv Industrial, Inc. (“Modiv”) and MDV OP. As a result, (i) Modiv merged with and into REIT Merger Sub with REIT Merger Sub continuing as the surviving entity (the “Modiv Merger”) and (ii) contemporaneously with the Modiv Merger, OpCo Merger Sub merged with and into MDV OP, with MDV OP being the surviving entity (such merger transaction, the “OpCo Merger” and, together with the Modiv Merger, the “Merger”). The acquisition of Modiv follows the completion of the Company’s disposition strategy, and added 40, primarily industrial net-lease, properties to its portfolio.
On the Modiv Acquisition Date, pursuant to the Merger Agreement, (i) each outstanding share of Modiv’s Class C common stock, $0.001 par value per share, as of the Modiv Acquisition Date was converted into 1.975 shares of Company’s common stock, par value $0.01 per share (“Common Stock”), (ii) each outstanding share of Modiv’s 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share, was repaid by the Company in cash equal to $25.00, plus any accrued and unpaid dividends thereon and (iii) each outstanding Class C limited partnership interest in MDV OP (each, a “MDV OP Class C Unit”) was converted into 1.975 limited partnership interests in the OP designated as “OP Units” (“OP Units”) (as defined in the OP Agreement (defined below), and such OP Units issued at the effective time of the OpCo Merger, the “OpCo Merger Consideration OP Units”). Immediately prior to the time the OpCo Merger became effective, each outstanding unit of Class X limited partnership interest in the MDV OP was immediately vested in full and converted into one MDV OP Class C Unit. In addition, on the Modiv Acquisition Date, the Company repaid Modiv’s $23.7 million mortgage notes payable (the “Modiv Mortgage Notes Payable”) and Modiv’s $250 million credit facility term loan (the “Modiv Term Loan”).
Also, pursuant to the Merger Agreement, the Company adopted an amendment (such amendment, the “OP Agreement Amendment”), to the OP’s Second Amended and Restated Agreement of Limited Partnership, originally dated June 2, 2015 (as amended, the “OP Agreement”), to, among other things, (i) require the general partner to use commercially reasonable efforts in certain transactions to avoid causing limited partners to recognize gain for federal income tax purposes, and (ii) grant the OP the right, but not the obligation, to redeem any or all outstanding OP Units at certain redemption amounts in the form of cash or Common Stock, at the Company’s election, provided, that the redemption of any OpCo Merger Consideration OP Units pursuant to such call right shall be made in the form of Common Stock.
For additional information on the Merger, including the fair value of the consideration paid and the purchase price allocation to the assets and liabilities acquired (see Note 4 — Real Estate Investments, Net).

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 2 — Basis of Presentation
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results for the entire year or any subsequent interim period.
The Company is separately reporting the results of operations of the 100 multi-tenant retail properties (the “Multi-Tenant Retail Portfolio”), which were sold to RCG Venture Holdings, LLC (“RCG”) in the first six months of 2025, as discontinued operations in its consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. Also, the Company is presenting any remaining assets and liabilities, which consist of various receivables and payables, separately in its consolidated balance sheets as of September 30, 2026 and December 31, 2025. For additional information on the Multi-Tenant Retail Disposition (as defined below), see Note 3 — Multi-Tenant Retail Disposition.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2026. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.
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
Noncontrolling Interests
The noncontrolling interests as of September 30, 2026 represent the portion of the equity in the OP that is not owned by the Company, which resulted from the issuance of OP Units as a portion of the consideration in the Merger. Noncontrolling interests are presented as a separate component of equity on the consolidated balance sheets and the related share of net income or loss is presented as net income or loss attributable to noncontrolling interests in the consolidated statements of operations and comprehensive loss. Noncontrolling interests are allocated a share of net income or loss based on their share of equity ownership. For additional information on the Merger, see Note 1 — Organization and Note 4 — Real Estate Investments, Net.
Recently Issued Accounting Pronouncements
Pending Adoption as of September 30, 2026:
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. Public entities must apply the new standard to annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements and disclosures.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
The Company recorded a gain on sale of $2.2 million and $3.5 million for the three and nine months ended September 30, 2026, respectively, and a gain on sale of approximately $0.6 million for the three months ended September 30, 2025 and a loss on sale of approximately $51.3 million during the nine months ended September 30, 2025, related to the Multi-Tenant Retail Disposition and are recorded in income (loss) from discontinued operations in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2026 and 2025. The amounts in the three months ended September 30, 2026 and 2025 and the amount for the nine months ended September 30, 2026 primarily related to the resolution of escrows that existed at the time of closing. The consideration paid to the Company for the Second Closing and Third Closing included the assumption of two mortgages by RCG. The amount of principal assumed by RCG for these mortgages was $256.3 million and $210.0 million, respectively.
Discontinued Operations
Entry into the Multi-Tenant Retail PSA to sell the Multi-Tenant Retail portfolio to RCG (as discussed above) represented a strategic shift in the Company’s business which initially met the held-for-sale and discontinued operations accounting criteria as of March 31, 2025 and continued to do so as of September 30, 2026. In connection with this transaction, the Company recorded receivables for the expected consideration (collectively, the “Multi-Tenant Disposition Receivable”) to be received by the Company from RCG for leases in process at the time of, and specifically related to the Closings (see the “Multi-Tenant Disposition Receivable, Net” section below for additional information).
The following table presents the assets and liabilities associated with the Multi-Tenant Retail Portfolio. As of September 30, 2026, this includes any remaining liability balance that is expected to be settled over time, however, all 100 properties related to the Multi-Tenant Retail Disposition were sold as of June 30, 2025 and therefore are not included in the September 30, 2026 or December 31, 2025 balances below:

(in thousands)	September 30, 2026	December 31, 2025
ASSETS
Prepaid expenses and other assets	$1,022	$348
Assets related to discontinued operations	$1,022	$348

LIABILITIES
Accounts payable and accrued expenses	$519	$890
Liabilities related to discontinued operations	$519	$890

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
The operating results of the Multi-Tenant Retail Portfolio were as follows for the periods noted:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025 (1)
Revenue from tenants	$—	$—	$—	$76,637

Expenses:
Property operating	—	—	—	26,020
Merger, transaction and other costs	—	—	—	83
General and administrative	—	—	—	2,651
Depreciation and amortization	—	—	—	29,762
Total expenses	—	—	—	58,516
Operating income before loss on dispositions of real estate investments	—	—	—	18,121
Gain (loss) on dispositions of real estate investments	2,226	623	3,547	(51,332)
Operating income (loss) of discontinued operations	2,226	623	3,547	(33,211)
Other income (expense):
Interest expense (2)	—	—	—	(23,831)
Loss on extinguishment and modification of debt (3)	—	—	—	(15,098)
Gain (loss) on derivative instruments	208	1,834	3,783	(11,934)
Other income	9	7	867	42
Total other income (expense), net	217	1,841	4,650	(50,821)
Net income (loss) before income tax	2,443	2,464	8,197	(84,032)
Income tax expense	—	—	—	—
Income (loss) from discontinued operations	$2,443	$2,464	$8,197	$(84,032)
__________
(1) Includes (i) results of the 28 properties included in the Second Closing through June 10, 2025, (ii) the results of the 12 properties included in the Third Closing through June 18, 2025, (iii) the results of the one property which was sold to the tenant who exercised its right of first refusal through June 30, 2025 and (iv) the results of the 59 properties included in the First Closing through March 25, 2025.
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
September 30, 2026
(Unaudited)
The cash flows related to the Multi-Tenant Retail Portfolio have not been segregated and are included in the consolidated statements of cash flows. The following table presents certain cash flow information for the Multi-Tenant Retail Portfolio:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Depreciation	$—	$9,701
Amortization of intangibles	—	20,061
Amortization of discounts on mortgages	—	2,376
Amortization of below-market lease liabilities	—	(1,679)
Amortization of above-market lease assets	—	1,922
Unbilled straight-line rent	—	2,496
(Gain) loss from embedded derivative feature of multi-tenant disposition receivable	(3,783)	11,932
Loss on extinguishment of debt	—	15,098
Cash proceeds - multi-tenant disposition receivable	30,101	58,756
Net proceeds from the Multi-Tenant Retail Disposition	—	1,093,432
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
This receivable balance of $1.6 million as of September 30, 2026 was recorded at fair value and is comprised of a gross receivable of $2.2 million and a net adjustment to fair value of $0.6 million. In calculating the fair value, the Company applied probability weighting, using a range of probabilities from 50% to 100% for the likelihood of the tenants moving to open and operating status. This receivable is classified as Level 3 of the fair value hierarchy due to the use of unobservable inputs (see Note 8 — Fair Value of Financial Instruments for additional information) and it represents the full potential amount to be received less the fair value of the embedded derivative ascribed to the potential variability of these commencements. This feature is marked to market each period with changes in value being recorded through earnings. During the three and nine months ended September 30, 2026 and 2025, the Company resolved contingencies associated with potential commencements and obtained new facts and circumstances associated with certain other ongoing leases. As a result, in the three months ended September 30, 2026 and 2025, the Company adjusted the fair value of the embedded derivative to account for those resolutions, which resulted in gains of $0.2 million and $3.8 million for the three and nine months ended September 30, 2026, respectively, and a gain of $1.8 million and a loss of $11.9 million for the three and nine months ended September 30, 2025, respectively. These amounts are presented as part of discontinued operations in the consolidated statements of operations.
Goodwill
The First Closing of the Multi-Tenant Retail Disposition was considered a triggering event, requiring the Company to perform a reassessment of the Multi-Tenant Retail segment’s goodwill as of March 31, 2025 since all of the segment’s properties (with the exception of one) were expected to be, and were ultimately, sold by the end of the second quarter of 2025 as part of the Multi-Tenant Retail Disposition. Based on this assessment, the Company determined that goodwill was impaired and recorded an impairment charge of $7.1 million in the first quarter of 2025, which represented a write off of the entire segment’s goodwill. This amount is presented in the goodwill impairment line item of the consolidated statements of operations for the nine months ended September 30, 2025.
Note 4 — Real Estate Investments, Net
Acquisitions
The Company acquired 41 properties during the three and nine months ended September 30, 2026, of which 40 were acquired in the Merger, which is being accounted for as a business combination. The remaining property was acquired from a separate seller and is being accounted for as an asset acquisition. Transaction costs related to the Merger totaled approximately $12.5 million and are recorded in the merger, transaction and other costs line item in the consolidated statement of operations.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
The following table presents the fair value of the consideration transferred to effect the Merger:

	Fair Value Calculation
	Common Stock or OP Units	Price Used to Calculate Fair Value		Fair Value of Consideration Transferred (In thousands)	Consideration Type
Fair value of Common Stock issued to holders of Modiv Class C Common Stock	20,387,710	$8.99	(1)	$183,286	Common Stock
Fair value of OP Units issued to holders of Modiv Class C OP Units	4,914,528	$8.99	(1)	44,182	OP Units
Total equity consideration				227,468
Cash consideration paid (2)				316,514	Cash
Total consideration transferred				$543,982
_______
(1) Represents the closing price of GNL’s Common Stock on the Modiv Acquisition Date.
(2) Includes cash used to repay the Modiv Mortgage Notes Payable, the Modiv Term Loan, the Modiv Preferred Stock and cash paid in lieu of Common Stock and OP Units.
The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
(Dollar amounts in thousands)	Business Combination (1)	Asset Acquisition	Total
Assets Acquired:
Real estate investments, at cost:
Land	$118,227	$598	118,825
Buildings, fixtures and improvements	351,568	12,808	364,376
Total tangible assets	469,795	13,406	483,201
Intangibles acquired:
In-place leases	64,150	1,446	65,596
Above-market lease assets	9,878	—	9,878
Total intangible assets and liabilities	74,028	1,446	75,474
Cash	14,275	—	14,275
Derivative assets, at fair value	1,254	—	1,254
Prepaid expenses and other assets	1,013	—	1,013
Total assets acquired	560,365	14,852	575,217
Liabilities Assumed:
Acquired intangible lease liabilities	13,202	672	13,874
Accounts payable and accrued expenses	1,086	—	1,086
Prepaid rent	2,095	—	2,095
Total liabilities assumed	16,383	672	17,055
Total consideration transferred	543,982	14,180	558,162
Less: Equity issued in the Merger	227,468	—	227,468
Less: Cash acquired in the Merger	14,275	—	14,275
Net cash paid for business combination and asset acquisition	$302,239	$14,180	$316,419
_______
(1) Represents the provisional allocation of the consideration transferred to the assets acquired and liabilities assumed in the Merger. The Merger is accounted for under the acquisition method for business combinations pursuant to GAAP, with the Company as the accounting acquirer of Modiv. The consideration transferred by the Company in the Merger establishes a new accounting basis for the assets acquired, liabilities assumed and any noncontrolling interests, measured at their respective fair value as of the Modiv Acquisition Date. To the extent the fair value of the consideration paid were to exceed the fair value of the net assets acquired, any such excess would represent goodwill. No goodwill was recognized in the provisional allocation. Adjustments to the estimated fair values of identifiable assets acquired and liabilities assumed in the Merger, as well as adjustments to the consideration paid, may result in the recognition of goodwill and may impact depreciation, amortization and accretion based on the revised fair values of assets acquired and liabilities assumed.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
The following table presents information for Modiv that is included in the Company’s consolidated statements of operations from the Modiv Acquisition Date through the Company’s three and nine months ended September 30, 2026:

(In thousands)	Modiv’s Operations Included in GNL’s Results
Revenue from tenants	$6,421
Net income	$3,113
The following table presents unaudited supplemental pro forma information as if the Merger had occurred on January 1, 2025 for the three and nine months ended September 30, 2026 and 2025. The unaudited supplemental pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Merger had taken place on January 1, 2025, nor is it indicative of the results of operations for future periods.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pro forma revenue from tenants	$118,124	$132,108	$362,819	$411,248
Pro forma net loss	$(70,227)	$(71,593)	$(88,354)	$(311,925)
Acquired Intangible Lease Assets and Liabilities
The Company allocates a portion of the fair value of real estate acquired to identified intangible assets and liabilities, consisting of the value of origination costs (tenant improvements, leasing commissions, and legal and marketing costs), the value of above-market and below-market leases, and the value of tenant relationships, if applicable, based in each case on their relative fair values. The Company periodically assesses whether there are any indicators that the value of the intangible assets may be impaired by performing a net present value analysis of future cash flows, discounted for the inherent risk associated with each investment. The Company recorded net write-offs of its acquired intangible assets and liabilities of $0.9 million and $1.0 million during the three and nine months ended September 30, 2026, respectively, and recorded net write-offs of its acquired intangible assets and liabilities of $0.9 million and $10.5 million during the three and nine months ended September 30, 2025, respectively.
Impairment Charges
The Company recorded aggregate impairment charges of approximately $58.2 million and $73.0 million for the three and nine months ended September 30, 2026, respectively, and recorded aggregate impairment charges of approximately $55.4 million and $125.6 million for the three and nine months ended September 30, 2025, respectively.
•During the three months ended September 30, 2026, the Company determined that five properties (three located in the U.S., one located in the U.K. and one located in Europe) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties less selling costs, and as a result, the Company recorded an impairment charge of approximately $58.2 million.
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
•During the three months ended September 30, 2025, the Company determined that 10 of its properties (nine of which were located in the U.S. and one located in the U.K.) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price of such properties less selling costs, and as a result, the Company recorded an impairment charge of approximately $55.4 million.
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
September 30, 2026
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
As of September 30, 2026, the Company evaluated its real estate assets and liabilities for held for sale classification and determined that six properties qualified for held for sale treatment. Because these assets and liabilities are considered held for sale, the operating results remain classified within continuing operations for all periods presented.
The following table details the major classes of the real estate assets and liabilities associated with the properties that the Company determined to be classified as held for sale as of September 30, 2026 and December 31, 2025.

(In thousands)	September 30, 2026	December 31, 2025
Land	$9,622	$32,016
Buildings, fixtures and improvements	36,522	21,694
Construction in progress	44	—
Acquired intangible lease assets	3,678	1,290
Real estate assets held for sale, at cost	49,866	55,000
Less: accumulated depreciation and amortization	(9,321)	(5,346)
Total real estate investments, net	40,545	49,654
Prepaid expenses and other assets	25	—
Real estate assets held for sale, net	$40,570	$49,654

Below-market leases	$—	$72
Less: accumulated amortization	—	(12)
Real estate liabilities held for sale, net	$—	$60
Real Estate Dispositions
During the three months ended September 30, 2026, the Company sold four properties (three Industrial & Distribution properties and one Office property), and during the nine months ended September 30, 2026, the Company sold 26 properties (eight Industrial & Distribution properties, 13 Retail properties and five Office properties). As a result, the Company recorded a net loss from the sales of properties of approximately $1.6 million during the three months ended September 30, 2026 and a net gain of $29.5 million during the nine months ended September 30, 2026.
During the three months ended March 31, 2026, the Company applied $4.6 million of previously received refundable buyer deposits, which had been recorded as a liability, to the consideration received upon sale of real estate. This amount is reflected as a non-cash investing activity in the statement of cash flows for the nine months ended September 30, 2026.
During the three months ended September 30, 2025, the Company sold 58 properties (three Industrial & Distribution properties, 51 Retail properties and four Office properties) and during the nine months ended September 30, 2025, the Company sold 168 properties (nine Industrial & Distribution properties, 152 Retail properties and seven Office properties), not including the properties sold as part of the Multi-Tenant Retail Disposition (see Note 3 — Multi-Tenant Retail Disposition for additional information). As a result, the Company recorded a net loss from the sale of properties of $5.8 million and $5.9 million (not including the Multi-Tenant Retail Disposition), which is recorded in continuing operations, during the three and nine months ended September 30, 2025, respectively.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Significant Tenants
There were no tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2026 and December 31, 2025. The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.
Geographic Concentration
The following table lists the countries and states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of September 30, 2026 or December 31, 2025, or both. Michigan is included in the United States concentration of 75.1%.

Country / U.S. State	September 30, 2026	December 31, 2025
United States	75.1%	73.0%
Michigan	11.1%	12.5%
United Kingdom	9.0%	10.0%

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 5 — Mortgage Notes Payable, Net
Mortgage notes payable, net as of September 30, 2026 and December 31, 2025 consisted of the following:

		Encumbered Properties	Outstanding Loan Amount (1), (2)		Effective Interest Rate	Interest Rate
Country	Portfolio		September 30, 2026	December 31, 2025			Maturity	Anticipated Repayment (3)
			(In thousands)	(In thousands)
Finland:	Finland Properties (4)	5	$83,939	$86,878	4.8%	Fixed/Variable	Jan. 2029	Jan. 2029

	Total Euro denominated	5	83,939	86,878

United States:	Penske Logistics	1	70,000	70,000	4.7%	Fixed	Nov. 2028	Nov. 2028
	Multi-Tenant Mortgage Loan I	6	94,132	129,949	4.4%	Fixed	Nov. 2027	Nov. 2027
	Multi-Tenant Mortgage Loan II	8	32,750	32,750	4.4%	Fixed	Feb. 2028	Feb. 2028
	Multi-Tenant Mortgage Loan III	5	51,410	98,500	4.9%	Fixed	Dec. 2028	Dec. 2028
	Multi-Tenant Mortgage Loan IV	14	77,798	77,798	4.6%	Fixed	May 2029	May 2029
	Multi-Tenant Mortgage Loan V	10	128,780	128,780	3.7%	Fixed	Oct. 2029	Oct. 2029
	2019 Class A-1 Net-Lease Mortgage Notes (5)	—	—	94,202	N/A	Fixed	N/A	N/A
	2019 Class A-2 Net-Lease Mortgage Notes (5)	—	—	118,187	N/A	Fixed	N/A	N/A
	2021 Class A-1 Net-Lease Mortgage Notes	32	44,742	45,267	2.2%	Fixed	May 2051	May 2028
	2021 Class A-2 Net-Lease Mortgage Notes	70	77,281	78,189	2.8%	Fixed	May 2051	May 2031
	2021 Class A-3 Net-Lease Mortgage Notes	25	34,997	34,997	3.1%	Fixed	May 2051	May 2028
	2021 Class A-4 Net-Lease Mortgage Notes	43	54,995	54,995	3.7%	Fixed	May 2051	May 2031
	Mortgage Loan III	22	33,400	33,400	4.1%	Fixed	Jan. 2028	Jan. 2028
	CMBS Loan II	20	237,000	237,000	5.8%	Fixed	Apr. 2029	Apr. 2029
	Total USD denominated	256	937,285	1,234,014
	Gross mortgage notes payable	261	1,021,224	1,320,892	4.4%
	Mortgage discounts		(28,384)	(47,807)
	Deferred financing costs, net of accumulated amortization (6)		(6,198)	(8,481)
	Mortgage notes payable, net	261	$986,642	$1,264,604	4.4%

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
(4)80% fixed as a result of a “pay-fixed” interest rate swap agreement and 20% variable. Variable portion is approximately 2.05% plus 6-month Euribor and reflects the Euribor rate in effect as of September 30, 2026.
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
The following table presents future scheduled aggregate principal payments on the Company’s gross mortgage notes payable over the next four calendar years and thereafter as of September 30, 2026:

(In thousands)	Future Principal Payments (1)
2026 Remainder	$—
2027	94,132
2028	267,298
2029	527,517
2030	—
Thereafter	132,277
Total	$1,021,224
______
(1)Assumes exchange rates of €1.00 to $1.13 for Euros (“EUR”) as of September 30, 2026 for illustrative purposes, as applicable.
The total gross carrying value of the Company’s unencumbered assets as of September 30, 2026 was $4.32 billion, and approximately $4.28 billion of this amount was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility) and therefore is not currently available to serve as collateral for future borrowings under the Revolving Credit Facility.
Mortgage Covenants
As of September 30, 2026, the Company was in compliance with all property-level debt covenants with the exception of four property-level debt instruments. For those four property-level debt instruments, the Company either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under the Company’s Revolving Credit Facility. While the restricted cash cannot be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on the Company’s liquidity or its ability to operate the impacted assets.
Note 6 — Revolving Credit Facility
The table below details the outstanding balances under the Company’s credit agreement as of September 30, 2026 and December 31, 2025:

	September 30, 2026						December 31, 2025
(In thousands)	TOTAL USD (1)	USD (3)	British Pounds Sterling (“GBP”)	EUR (4)	Canadian Dollar (“CAD”)		TOTAL USD (2)	USD	British Pounds Sterling (“GBP”)	EUR	Canadian Dollar (“CAD”)
Revolving Credit Facility	$830,406	$190,000	£—	€564,578	C$	—	$324,165	$20,000	£—	€259,078	C$	—
(1) Assumes exchange rates of €1.00 to $1.13 for EUR as of September 30, 2026 for illustrative purposes, as applicable.
(2) Assumes exchange rates of €1.00 to $1.17 for EUR as of December 31, 2025 for illustrative purposes, as applicable.
(3) The USD portion of Revolving Credit Facility is 87.7% fixed via swaps and, as of September 30, 2026, had a weighted-average effective interest rate of 3.7% after giving effect to interest rate swaps in place.
(4) The EUR portion of Revolving Credit Facility is 44.3% fixed via swaps and, as of September 30, 2026, had a weighted-average effective interest rate of 3.6% after giving effect to interest rate swaps in place.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
Concurrently with the entry into the Credit Agreement, the Company and the other Guarantors entered into a number of guaranty agreements (collectively, the “Guaranty”) and a related contribution agreement, which governs contribution rights of such Guarantors in the event any amounts become payable by them under the Guaranty. The Revolving Credit Facility is supported by a pool of eligible unencumbered properties that are owned by the subsidiaries of the OP that serve as guarantors for so long as the Guaranty is required from such subsidiaries under the terms of the Credit Agreement, and the availability of borrowings under the Revolving Credit Facility continues to be based on the value of a pool of eligible unencumbered real estate assets owned by the Company and compliance with various ratios related to those assets. The Credit Agreement also includes provisions governing the calculation of the value of the borrowing base. Borrowings are, at the option of the Company, able to be denominated in USD, EUR, GBP, CAD and Swiss Francs provided that the total principal amount of non-USD loans does not exceed the sum of the total revolving commitments minus $100.0 million. Amounts borrowed may not, however, be converted to, or repaid in, another currency once borrowed. As of September 30, 2026, approximately $712.6 million was available for future borrowings under the Revolving Credit Facility.
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
As of September 30, 2026, the Revolving Credit Facility had a weighted-average effective interest rate of 3.6% after interest rate swaps in place.
The Company, through the OP, may reduce the amount committed under the Revolving Credit Facility and repay outstanding borrowings under the Revolving Credit Facility, in whole or in part, at any time without premium or penalty, other than customary “breakage” costs payable on index borrowings. Upon an event of a default, lenders have the right to terminate their obligations under the Revolving Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. The terms of the Revolving Credit Facility include various customary operating covenants, including covenants restricting, among other things, restricted payments (including dividends (see below) and share repurchases not to exceed $300.0 million) (see Note 10 — Stockholders’ Equity for additional information on repurchases of Common Stock), the incurrence of liens, the types of investments the Company may make, fundamental changes, agreements with affiliates and changes in nature of business and events of default. The Credit Agreement also contains financial maintenance covenants with respect to maximum consolidated leverage, maximum consolidated secured leverage, minimum fixed charge coverage,

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
maximum secured recourse debt, maximum unencumbered leverage, unencumbered interest coverage and minimum net worth. However, since the Company achieved an Investment Grade Rating from Fitch Ratings in October 2025, the financial maintenance covenants with respect to maximum secured recourse debt and minimum net worth do not apply. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.
Under the terms of the Credit Agreement, the Company may not pay distributions, including cash dividends payable with respect to Common Stock, the Company’s 7.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), its 6.875% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”), its Series D Preferred Stock, its Series E Preferred Stock, or any other class or series of stock the Company may issue in the future, or redeem or otherwise repurchase shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, or any other class or series of stock the Company may issue in the future that exceed 100% of the Company’s Adjusted FFO, as defined in the Credit Agreement (which is different from Adjusted Funds From Operations (“AFFO”) disclosed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, the Company may pay cash dividends and other distributions, and make redemptions and other repurchases in an aggregate amount equal to no more than 105% of its Adjusted FFO. However, notwithstanding the preceding sentence, the Company is permitted to make restricted payments (including the making of distributions and share repurchases) in an amount required to be paid by the Company in order for it to (x) maintain its REIT status for federal and state income tax purposes and (y) avoid the payment of federal and state income or excise tax. During a payment or bankruptcy event of default, restricted payments by the Company will only be permitted up to the minimum amount needed to maintain the Company’s status as a REIT for federal and state income tax purposes. In addition, for so long as the Company maintains at least one investment-grade rating from at least one ratings agency (such as its investment-grade BBB- rating received from Fitch Ratings in October 2025), such percentage limitations on the Company’s ability to make distributions will not apply.
The Company’s ability to comply with the restrictions on the payment of distributions in the Credit Agreement depends on its ability to generate sufficient cash flows that in the applicable periods exceed the level of Adjusted FFO required by these restrictions. If the Company is not able to generate the necessary level of Adjusted FFO, the Company will have to reduce the amount of dividends paid on the common and the preferred stock or consider other actions. Alternatively, the Company could elect to pay a portion of its dividends on the Common Stock in additional shares of Common Stock if approved by the Company’s board of directors (the “Board”).
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 7 — Senior Notes, Net
The details of the Company’s senior notes are as follows:

(In thousands)	September 30, 2026	December 31, 2025
3.75% Senior Notes
Aggregate principal amount	$500,000	$500,000
Less: Deferred financing costs	(1,676)	(2,713)
3.75% Senior Notes, net	498,324	497,287

4.50% Senior Notes
Aggregate principal amount	500,000	500,000
Less: Discount	(52,156)	(69,118)
4.50% Senior Notes, net	447,844	430,882

Senior Notes, Net	$946,168	$928,169
3.75% Senior Notes
On December 16, 2020, the Company and the OP issued $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “3.75% Senior Notes”). The 3.75% Senior Notes, which were issued at par, will mature on December 15, 2027 and accrue interest at a rate of 3.750% per year. Interest on the 3.75% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year and they do not require any principal payments prior to maturity. As of September 30, 2026, the Company was in compliance with the covenants under the indenture governing the 3.75% Senior Notes.
4.50% Senior Notes
The $500.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”) were recorded at their estimated fair value in connection with the acquisition of The Necessity Retail REIT, Inc. (“RTL”) in September 2023, resulting in the recording of a discount. This discount is being amortized as an increase to interest expense over the remaining term of the 4.50% Senior Notes. The 4.50% Senior Notes, which were originally issued by RTL on October 7, 2021 at par, will mature on September 30, 2028 and accrue interest at a rate of 4.50% per year. Interest on the 4.50% Senior Notes is payable semi-annually in arrears on March 30 and September 30 of each year and they do not require any principal payments prior to maturity. As of September 30, 2026, the Company was in compliance with the covenants under the indenture governing the 4.50% Senior Notes.
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
September 30, 2026
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2026 and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. The Company has determined that its derivative valuations, with the exception of the multi-tenant receivable, net, are classified in Level 2 of the fair value hierarchy. See Note 3 — Multi-Tenant Retail Disposition for additional information on the multi-tenant receivable, net.
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
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
The Company recorded impairments for real estate investments during the three and nine months ended September 30, 2026 and 2025 (see Note 4 — Real Estate Investments, Net for additional information on impairment charges recorded by the Company). The impairments were based on the estimated selling prices, less selling costs, of the impaired properties. The carrying value of these impaired real estate investments on the consolidated balance sheet represents their estimated fair value at the time of impairment.
Impaired real estate investments which are held for use are generally classified in Level 3 of the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2026
Foreign currency forwards, net (GBP & EUR)	$—	$(99)	$—	$(99)
Interest rate swaps, net (USD & EUR)	$—	$1,897	$—	$1,897
Multi-tenant disposition receivable	$—	$—	$1,616	$1,616
December 31, 2025
Foreign currency forwards, net (GBP & EUR)	$—	$(4,296)	$—	$(4,296)
Interest rate swaps, net (USD, GBP & EUR)	$—	$(995)	$—	$(995)
Multi-tenant disposition receivable	$—	$—	$27,934	$27,934
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2026 and year ended December 31, 2025.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
The change in Level 3 assets was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Beginning balance	$2,475	$90,214	$27,934	$—
Net receivable recorded for the First Closing	—	—	—	106,714
Net receivable recorded for the Second Closing	—	—	—	5,484
Net receivable recorded for the Third Closing	—	—	—	14,406
Net unrealized (loss) gain	(30)	3,698	7,543	(2,452)
Cash received for open and operating leases	(1,067)	(36,132)	(30,101)	(58,756)
Net realized gain (loss) (1)	238	(1,864)	(3,760)	(9,480)
Ending balance	$1,616	$55,916	$1,616	$55,916
__________
(1) Realized losses include write-offs for tenants that are not yet open and operating, or tenants that opened and began operations for which the Company has or has not received cash proceeds. For additional information on the multi-tenant disposition receivable, see Note 3 — Multi-Tenant Retail Disposition.
Financial Instruments not Measured at Fair Value
The carrying value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to/from related parties, prepaid expenses and other assets, accounts payable, accrued expenses and dividends payable approximates their fair value due to their short-term nature.
•As of September 30, 2026, the Company’s mortgage notes payable had a gross carrying value of $1.0 billion and a fair value of $1.0 billion. As of December 31, 2025 the Company’s mortgage notes payable had a gross carrying value of $1.3 billion and a fair value of $1.3 billion. This approach relies on unobservable inputs and therefore is classified as Level 3 in the fair value hierarchy.
•As of September 30, 2026, the advances to the Company under the Revolving Credit Facility had a carrying value of $0.8 billion and a fair value of $0.9 billion. As of December 31, 2025, the advances to the Company under the Revolving Credit Facility had a carrying value of $0.3 billion and a fair value of $0.4 billion.
•As of September 30, 2026, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $491.8 million. As of December 31, 2025, the 3.75% Senior Notes had a gross carrying value of $500.0 million and a fair value of $485.6 million.
•As of September 30, 2026, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $483.2 million. As of December 31, 2025, the 4.50% Senior Notes had a gross carrying value of $500.0 million and a fair value of $488.8 million.
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2026 and December 31, 2025:

(In thousands)	Balance Sheet Location	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate swaps (USD)	Derivative assets, at fair value	$640	$—
Interest rate “pay-fixed” swaps (EUR)	Derivative assets, at fair value	938	—
Interest rate “pay-fixed” swaps (EUR)	Derivative liabilities, at fair value	—	(995)
Total		$1,578	$(995)

Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$10	$—
Foreign currency forwards (GBP-USD)	Derivative liabilities, at fair value	(1,017)	(3,140)
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	988	7
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(80)	(1,163)
Interest rate swaps (USD)	Derivative assets, at fair value	319	—
Total		$220	$(4,296)
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
All of the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. During the nine months ended September 30, 2026, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months ending September 30, 2027, the Company estimates that $0.3 million will be reclassified from other comprehensive income as a decrease to interest expense.

In the first quarter of 2025 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur. The accelerated amount was a loss of $3.7 million, and is presented in the unrealized (losses) gains on undesignated foreign currency advances and other hedge ineffectiveness line item in the Company’s consolidated statements of operations for the nine months ended September 30, 2025.

As of September 30, 2026 and December 31, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2026		December 31, 2025
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate “pay-fixed” swaps (EUR)	9	$350,729	9	$363,009
Interest rate “pay-fixed” swaps (USD)	2	166,667	—	—
Total	11	$517,396	9	$363,009

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Amount of gain (loss) recognized in AOCI from derivatives	$1,278	$(711)	$1,944	$1,201
Amount of gain (loss) reclassified from AOCI into income as interest expense	$141	$(94)	$(87)	$(2,741)
Total interest expense recorded in the consolidated statements of operations	$38,810	$45,307	$116,821	$152,092
Net Investment Hedges
The Company is exposed to fluctuations in foreign currency exchange rates on property investments in foreign countries which pay rental income, incur property related expenses and borrow in currencies other than its functional currency, the USD. For derivatives designated as net investment hedges, all of the changes in the fair value of the derivatives, including the ineffective portion of the change in fair value of the derivatives, if any, are reported in AOCI (outside of earnings) as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated. As of September 30, 2026 and December 31, 2025 the Company did not have foreign currency derivatives that were designated as net investment hedges used to hedge its net investments in foreign operations and during the nine months ended September 30, 2026 and the year ended December 31, 2025, the Company did not use foreign currency derivatives that were designated as net investment hedges.
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
During the three and nine months ended September 30, 2026, the Company recorded gains of $2.6 million and $4.4 million, respectively, due to currency changes on the undesignated excess foreign currency advances over the related net investments. During the three and nine months ended September 30, 2025, the Company recorded gains of approximately $31,000 and losses of $8.9 million, respectively, due to currency changes on the undesignated excess foreign currency advances over the related net investments. These amounts are recorded in unrealized gains (losses) on undesignated foreign currency advances and other hedge ineffectiveness in the Company’s consolidated statements of operations.
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
The Company recorded gains on derivative instruments of $0.3 million and $3.0 million for the three and nine months ended September 30, 2026, respectively, and recorded a gain on derivative instruments of $2.3 million and a loss of $10.4 million for the three and nine months ended September 30, 2025, respectively.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
As of September 30, 2026 and December 31, 2025, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	September 30, 2026		December 31, 2025
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	22	$58,349	34	$92,846
Foreign currency forwards (EUR-USD)	19	35,164	31	55,766
Interest rate swaps (USD)	1	83,333	—	—
Total	42	$176,846	65	$148,612
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of (Liabilities) Assets presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2026	$2,895	(1,097)	—	1,798	—	—	$1,798
December 31, 2025	$7	(5,298)	—	(5,291)	—	—	$(5,291)
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
As of September 30, 2026, the Company did not have any counterparties where the net derivative fair value held by that counterparty was in a net liability position including accrued interest but excluding any adjustment for nonperformance. As of September 30, 2026, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 10 — Stockholders’ Equity
Common Stock
As of September 30, 2026 and December 31, 2025, the Company had 224,734,803 and 216,016,247 shares of Common Stock issued and outstanding, respectively, including Restricted Shares and excluding unvested restricted stock units (“RSUs”) and performance stock units (“PSUs”). Unvested RSUs and PSUs may be settled in shares of Common Stock in the future.
Share Repurchase Program
On February 20, 2025, the Board authorized a share repurchase program for up to an aggregate amount of $300 million of the Company’s outstanding Common Stock (the “Share Repurchase Program”). Under the Share Repurchase Program, which does not have a stated expiration date, the Company may repurchase shares of Common Stock from time to time through open

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
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
During the three and nine months ended September 30, 2026, the Company purchased 6,614,347 and 12,048,688 shares of Common Stock, respectively, for $58.5 million and $107.9 million, respectively.
During the three and nine months ended September 30, 2025, the Company purchased 868,819 and 10,940,881 shares of Common Stock, respectively, for $6.9 million and $82.9 million, respectively.
ATM Program — Common Stock
In November 2025, the Company entered into a new “at the market” equity offering program under which the Company may sell shares of Common Stock, from time to time, through its sales agents (the “2025 Common Stock ATM Program”) and filed a prospectus supplement to its current shelf registration statement on Form S-3 (File No. 333-286918) covering the 2025 Common Stock ATM Program, having an aggregate offering amount of up to $300.0 million. In connection with the establishment of the 2025 Common Stock ATM Program, the Company terminated its prior common stock “at the market” equity offering program (the “2019 Common Stock ATM Program”) and its Series B Preferred Stock “at-the-market” equity offering program, each of which was established in 2019. The prior registration statement had an aggregate offering amount of up to $285.0 million.
Under the 2025 Common Stock ATM Program, the Company may sell shares of its common stock (i) through sales agents, acting as the Company’s sales agents, (ii) directly to the sales agents, acting as principals, or (iii) through forward purchasers, acting as agents in connection with forward sale agreements.
•During the three and nine months ended September 30, 2026 the Company did not sell any shares of Common Stock through the 2025 Common Stock ATM Program.
•During the three and nine months ended September 30, 2025 the Company did not sell any shares of Common Stock through the 2019 Common Stock ATM Program.
Equity Consideration Issued in Connection with the Merger
In connection with the Merger (as previously disclosed in Note 4 — Real Estate Investments, Net), during the quarter ended September 30, 2026 the Company issued 20,387,710 shares of Common Stock and 4,914,528 OP Units.
Preferred Stock
The Company is currently authorized to issue up to 40,000,000 shares of preferred stock.
•The Company has classified and designated 9,959,650 shares of its authorized Preferred Stock as authorized shares of Series A Preferred Stock, as of September 30, 2026 and December 31, 2025. The Company had 6,799,467 shares of Series A Preferred Stock issued and outstanding as of September 30, 2026 and December 31, 2025.
•The Company has classified and designated 11,450,000 shares of its authorized Preferred Stock as authorized shares of Series B Preferred Stock, as of September 30, 2026 and December 31, 2025. The Company had 4,695,887 shares of Series B Preferred Stock issued and outstanding as of September 30, 2026 and December 31, 2025.
•The Company has classified and designated 7,933,711 shares of its authorized Preferred Stock as authorized shares of Series D Preferred Stock, as of September 30, 2026. The Company had 7,933,711 shares of Series D Preferred Stock issued and outstanding as of September 30, 2026 and December 31, 2025.
•The Company has classified and designated 4,595,175 shares of its authorized Preferred Stock as authorized shares of Series E Preferred Stock, as of September 30, 2026. The Company had 4,595,175 shares of Series E Preferred Stock issued and outstanding as of September 30, 2026 and December 31, 2025.
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2026, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
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
The following table reflects the activity of RSUs outstanding for the periods presented:

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2025	1,603,181	$7.51
Vested	(558,758)	7.59
Granted	751,892	9.05
Forfeitures	(1,586)	9.46
Unvested, September 30, 2026	1,794,729	8.13

	Number of RSUs	Weighted-Average Issue Price
Unvested, December 31, 2024	1,248,179	$7.89
Vested	(342,406)	7.96
Granted	986,582	7.39
Forfeitures	(22,354)	8.17
Unvested, September 30, 2025	1,870,001	7.61
Restricted Shares
Restricted Shares are shares of Common Stock awarded under terms that provide for vesting over a specified period of time. Holders of Restricted Shares receive nonforfeitable cash dividends prior to the time that the restrictions on the Restricted Shares have lapsed. Any dividends to holders of Restricted Shares payable in shares of Common Stock are subject to the same

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
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
The following table reflects the activity of Restricted Shares outstanding for the periods presented that impacted the Company:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2025	168,656	$11.44
Vested	(99,929)	11.48
Granted	—	—
Forfeitures	—	—
Unvested, September 30, 2026	68,727	11.38

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2024	334,642	$11.88
Vested	(153,195)	9.61
Granted	—	—
Forfeitures	(11,249)	10.22
Unvested, September 30, 2025	170,198	14.03
PSUs
In November 2023, January 2025 and January 2026, the Compensation Committee approved awards of PSUs (the “2023 PSUs,” the “2025 PSUs” and the “2026 PSUs”, respectively), pursuant to the Company’s outstanding equity plans, to full-time employees of the Company. PSUs may be earned and become vested if the Company’s performance meets certain criteria (see below for more detail) over a three-year performance period (the “PSU Performance Period”).
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
September 30, 2026
(Unaudited)
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
November 2023 Grant
The PSU Performance Period for the 2023 PSUs began on October 1, 2023 and ended on September 30, 2026 (the “2023 PSU Measurement Date”). The Company issued Common Stock for the vested 2023 PSUs during the fourth quarter of 2026 after the review and approval by the Compensation Committee of the Board of the level of each of the performance goals that were achieved as of the 2023 PSU Measurement Date.
The holders of the 2023 PSUs are entitled to the payment of a dividend equivalent on each earned 2023 PSU for the aggregate dividends paid during the PSU Performance Period for the 2023 PSUs, which the Company paid in the fourth quarter of 2026. Accordingly, the Company accrued $1.1 million, as of September 30, 2026, for the payment of the dividend equivalent based on the 2023 PSUs that were earned and converted into Common Stock.

	Level of Performance
	Threshold	Target	Maximum
Potential Number of 2023 PSUs to be Issued	234,200	468,392	1,288,072
Under accounting rules, the total fair value of the 2023 PSUs granted at the maximum level under the 2021 Equity Plan totaled $5.1 million and was fixed as of November 29, 2023, the date that the Board approved the award of 2023 PSUs under the 2021 Equity Plan (the “2023 PSU Grant Date”). The fair value was not remeasured in subsequent periods. The fair value of the 2023 PSUs that were granted was recorded evenly over the requisite service period which was approximately 2.8 years from November 29, 2023, and ended on the 2023 PSU Measurement Date.
Performance Measures:
The ultimate amount of 2023 PSUs that will become earned and vested on the 2023 PSU Measurement Date will equal the sum of: (i) 2023 PSUs earned by comparing the Company’s TSR to the MSCI US REIT Index peer group (the “MSCI REIT Index”); (ii) 2023 PSUs earned by comparing the Company’s TSR to a custom designed net lease peer group consisting of EPR Properties, LXP Industrial Trust, Broadstone Net Lease, Inc., NNN REIT, Inc. and W.P. Carey Inc. (the “2023 Custom Net Lease Peer Group”); and (iii) 2023 PSUs earned by achievement of certain TSR levels (the “2023 Company TSR”).
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
Compensation Expense
The combined compensation expense for RSUs, Restricted Shares and PSUs was $3.8 million and $11.8 million for the three and nine months ended September 30, 2026, respectively, and $3.1 million and $9.5 million for the three and nine months ended September 30, 2025, respectively. Compensation expense for these equity instruments is recorded as equity-based compensation in the Company’s consolidated statements of operations.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
•As of September 30, 2026, the Company had $9.0 million of unrecognized compensation cost related to RSUs granted, which is expected to be recognized over a weighted-average period of 1.7 years.
•As of September 30, 2026, the Company had $0.5 million of unrecognized compensation cost related to Restricted Share awards granted, which is expected to be recognized over a period of 0.8 years.
•As of September 30, 2026, the Company had $2.6 million and $5.0 million of unrecognized compensation cost related to the 2025 PSUs and 2026 PSUs granted, respectively. The unrecognized compensation cost is expected to be recognized over a period of 1.3 years and 2.3 years as of September 30, 2026 related to the 2025 PSUs and 2026 PSUs granted, respectively.
Note 13 — Leases
Lessor Arrangements
As of September 30, 2026, the Company’s leases had a weighted-average remaining lease term of 6.3 years.
Lessee Arrangements
As of September 30, 2026, the Company leases land under 16 ground leases associated with certain properties and also has two operating leases for office space. The aggregate durations for the ground leases and operating leases range from 4.0 to 117 years as of September 30, 2026. The Company did not enter into any new ground or operating leases during the first nine months of 2026.
As of September 30, 2026 and December 31, 2025, the Company’s balance sheets include ROU assets of $60.1 million and $63.4 million, respectively, and operating lease liabilities of $39.5 million and $41.4 million, respectively. In determining the operating ROU assets and lease liabilities for the Company’s operating leases in accordance with lease accounting rules, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Since the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
As of September 30, 2026, the Company’s ground leases and operating leases have a weighted-average remaining lease term of approximately 23.4 years and a weighted-average discount rate of 5.43%. For the three and nine months ended September 30, 2026, the Company paid cash of approximately $1.0 million and $3.2 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $1.2 million, respectively, on a straight-line basis.
For the three and nine months ended September 30, 2025, the Company paid cash of approximately $1.0 million and $2.6 million, respectively, for amounts included in the measurement of lease liabilities and recorded expense of $0.4 million and $1.2 million, respectively, on a straight-line basis.
The following table reflects the base cash rental payments due from the Company as of September 30, 2026:

(In thousands)	Future Base Rent Payments (1)
2026 Remainder	$1,037
2027	3,487
2028	3,501
2029	3,510
2030	3,215
Thereafter	52,193
Total minimum lease payments (2)	66,943
Less: Effects of discounting	(27,433)
Total present value of lease payments	$39,510
________
(1)Assumes exchange rates of £1.00 to $1.33 for GBP and €1.00 to $1.13 for EUR as of September 30, 2026 for illustrative purposes, as applicable.
(2)Ground lease rental payments due for the Company’s ING Amsterdam lease are not included in the table above as the Company’s ground rent for this property is prepaid through 2050.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 14 — Earnings Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Loss from continuing operations	$(59,323)	$(62,580)	$(66,669)	$(189,606)
Loss from continuing operations attributable to noncontrolling interests	717	—	717	—
Preferred stock dividends	(10,936)	(10,935)	(32,808)	(32,807)
Adjustments to net loss attributable to common stockholders for common share equivalents	(1,471)	(351)	(2,337)	(1,297)
Adjusted net loss attributable to common stockholders - Continuing Operations	(71,013)	(73,866)	(101,097)	(223,710)
Income (loss) from discontinued operations	2,443	2,464	8,197	(84,032)
Income from discontinued operations attributable to noncontrolling interests	(30)	—	(30)	—
Adjusted net income (loss) attributable to common stockholders - Discontinued Operations	2,413	2,464	8,167	(84,032)
Adjusted net loss attributable to common stockholders	$(68,600)	$(71,402)	$(92,930)	$(307,742)

Weighted average common shares outstanding — Basic and Diluted	221,132,620	220,890,626	215,529,644	224,670,455

Net loss per share from continuing operations attributable to common stockholders — Basic and Diluted	$(0.32)	$(0.33)	$(0.47)	$(1.00)
Net income (loss) per share from discontinued operations attributable to common stockholders — Basic and Diluted	0.01	0.01	0.04	(0.37)
Net loss per share attributable to common stockholders — Basic and Diluted	$(0.31)	$(0.32)	$(0.43)	$(1.37)
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain nonforfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested Restricted Shares, and certain of the Company’s unvested RSUs, contain rights to receive distributions considered to be nonforfeitable, except in certain limited circumstances, and therefore the Company applies the two-class method of computing earnings per share. The calculation of earnings per share above excludes the distributions to the unvested Restricted Shares, certain unvested RSUs and earned PSUs from the numerator.
Diluted net income per share assumes the conversion of all Common Stock share equivalents into an equivalent number of shares of Common Stock, unless the effect is anti-dilutive. The Company considers unvested Restricted Shares, unvested RSUs, unvested PSUs and OP Units to be common share equivalents.
The following table shows common share equivalents on a weighted average basis that were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (see Note 12 — Equity-Based Compensation for additional information on all of the common share equivalents listed in the table below):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unvested RSUs (1)	1,794,729	1,870,849	1,874,332	1,833,919
Unvested Restricted Shares (2)	68,727	170,198	122,903	255,010
Unvested PSUs (3)	4,743,020	3,165,179	4,740,641	3,075,793
OP Units (4)	2,670,939	—	900,097	—
Total common share equivalents excluded from calculation	9,277,415	5,206,226	7,637,973	5,164,722
(1) There were 1,794,729 and 1,870,001 unvested RSUs issued and outstanding as of September 30, 2026 and 2025, respectively.
(2) There were 68,727 and 170,198 unvested Restricted Shares issued and outstanding as of September 30, 2026 and 2025, respectively.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
(3) There were 3,468,949 PSUs outstanding as of September 30, 2026 and 3,165,179 outstanding as of September 30, 2025.
(4) There were 4,914,528 OP Units outstanding as of September 30, 2026 and none outstanding as of September 30, 2025.

No PSU share equivalents were included in the calculation for the three and nine months ended September 30, 2026 and 2025 since their impact was anti-dilutive.
Note 15 — Segment Reporting
The Company has three reportable segments based on property type: (1) Industrial & Distribution, (2) Retail and (3) Office. Due to the classification of the Multi-Tenant Retail Portfolio as a discontinued operation, the tables below do not include the results of the Multi-Tenant Retail Portfolio, which are classified within income (loss) from discontinued operations in our consolidated statements of operations for the nine months ended September 30, 2026 and 2025 (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
The Company evaluates performance and makes resource allocations based on its three business segments. The Company is reporting its business segments using the “management approach” model for segment reporting, whereby the Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker, who is the Company’s Chief Executive Officer and President, receives and reviews financial information based on the Company’s three segments. The Company evaluates business segment performance based upon net operating income, which is defined as total revenues from tenants, less property operating costs. The segments are managed separately due to the property type and the accounting policies are consistent across each segment. See below for a description of net operating income.
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

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
The following table provides operating financial information for the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Industrial & Distribution (1) :
Revenue from tenants	$53,800	$57,898	$157,079	$173,313
Property operating expense	6,659	4,773	17,929	14,642
Net Operating Income	$47,141	$53,125	$139,150	$158,671

Retail:
Revenue from tenants	$30,044	$30,292	$89,585	$102,606
Property operating expense	3,703	4,050	11,204	10,944
Net Operating Income	$26,341	$26,242	$78,381	$91,662

Office (1) :
Revenue from tenants	$29,028	$32,823	$87,969	$102,414
Property operating expense	3,977	3,846	11,531	13,054
Net Operating Income	$25,051	$28,977	$76,438	$89,360
_________
(1) Prior period amounts in the Industrial & Distribution segment and Office segment reflect the reclassification of three tenants from the Office segment to the Industrial & Distribution segment to conform to the current year presentation based on a re-evaluation of the property type.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segments’ revenue from tenants to consolidated revenue from tenants and the total reportable segments’ net operating income to consolidated net loss before taxes and consolidated net loss attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenue From Tenants:
Industrial & Distribution (1)	$53,800	$57,898	$157,079	$173,313
Retail	30,044	30,292	89,585	102,606
Office (1)	29,028	32,823	87,969	102,414
Total Consolidated Revenue From Tenants	$112,872	$121,013	$334,633	$378,333

Net loss before income tax and net loss attributable to common stockholders:
Net Operating Income:
Industrial & Distribution (1)	$47,141	$53,125	$139,150	$158,671
Retail	26,341	26,242	78,381	91,662
Office (1)	25,051	28,977	76,438	89,360
Total net operating income	98,533	108,344	293,969	339,693
Impairment charges	(58,188)	(55,433)	(72,998)	(125,560)
Merger, transaction and other costs	(5,334)	(1,623)	(16,282)	(5,204)
General and administrative	(11,193)	(11,834)	(35,221)	(39,376)
Equity-based compensation	(3,820)	(3,059)	(11,804)	(9,490)
Depreciation and amortization	(43,557)	(44,780)	(126,681)	(146,750)
Goodwill impairment	—	—	—	(7,134)
(Loss) gain on dispositions of real estate investments	(1,614)	(5,797)	29,515	(5,938)
Interest expense	(38,810)	(45,307)	(116,821)	(152,092)
Loss on extinguishment and modification of debt	(206)	(4,121)	(13,824)	(8,887)
Gain (loss) on derivative instruments	256	2,271	3,019	(10,408)
Unrealized gain (loss) on undesignated foreign currency advances and other hedge ineffectiveness	2,560	31	4,376	(12,644)
Other income	491	1,820	941	3,551
Net loss before income tax	(60,882)	(59,488)	(61,811)	(180,239)
Income tax benefit (expense)	1,559	(3,092)	(4,858)	(9,367)
Loss from continuing operations	(59,323)	(62,580)	(66,669)	(189,606)
Income (loss) from discontinued operations	2,443	2,464	8,197	(84,032)
Net loss	(56,880)	(60,116)	(58,472)	(273,638)
Net loss attributable to noncontrolling interests	687	—	687	—
Preferred stock dividends	(10,936)	(10,935)	(32,808)	(32,807)
Net loss attributable to common stockholders	$(67,129)	$(71,051)	$(90,593)	$(306,445)
_________
(1) Prior period amounts in the Industrial & Distribution segment and Office segment reflect the reclassification of three tenants from the Office segment to the Industrial & Distribution segment to conform to the current year presentation based on a re-evaluation of the property type.

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
The following table reconciles real estate investments, net by segment to consolidated total assets as of the periods presented:

(In thousands)	September 30, 2026 (1)	December 31, 2025 (1)
Investments in real estate, net:
Industrial & Distribution (2)	$2,163,067	$1,818,753
Retail	1,155,125	1,142,964
Office (2)	725,298	848,907
Total investments in real estate, net	4,043,490	3,810,624
Real estate assets held for sale	40,570	49,654
Assets related to discontinued operations	1,022	348
Cash and cash equivalents	150,725	180,114
Restricted cash	14,167	13,949
Derivative assets, at fair value	2,895	7
Unbilled straight-line rent	73,389	72,919
Operating lease right-of-use asset	60,142	63,362
Prepaid expenses and other assets	56,891	60,415
Multi-tenant disposition receivable, net	1,616	27,934
Deferred tax assets	5,102	5,167
Goodwill	45,441	45,898
Deferred financing costs, net	13,292	16,812
Total assets	$4,508,742	$4,347,203
_______
(1) Amounts reflect the presentation of the Multi-Tenant Retail Portfolio as a discontinued operation, which primarily consist of any remaining receivables (see Note 3 — Multi-Tenant Retail Disposition for additional information).
(2) Prior period amounts in the Industrial & Distribution segment and Office segment reflect the reclassification of three tenants from the Office segment to the Industrial & Distribution segment to conform to the current year presentation based on a re-evaluation of the property type.
Geographic Information
Other than the U.S., no country or tenant individually comprised more than 10% of the Company’s annualized revenue from tenants on a straight-line basis, or total long-lived assets at September 30, 2026. The following tables present the geographic information for Revenue from tenants and Investments in real estate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenue from tenants:
United States	$82,301	$84,765	$244,623	$263,999
United Kingdom	12,763	18,777	36,135	62,867
Europe	17,009	16,681	51,478	49,132
Canada	799	790	2,397	2,335
Total	$112,872	$121,013	$334,633	$378,333

GLOBAL NET LEASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

(In thousands)	September 30, 2026	December 31, 2025
Investments in real estate, gross:
United States	$3,980,950	$3,629,799
United Kingdom	500,869	554,792
Europe	470,686	554,965
Canada	36,401	38,050
Total	$4,988,906	$4,777,606

Acquired Intangible Liabilities, Gross
United States	$37,761	$24,808
United Kingdom	2,697	5,565
Europe	5,852	6,200
Canada	—	20
Total	$46,310	$36,593
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in the consolidated financial statements, except as disclosed in the applicable footnotes and below.
Dispositions
Subsequent to September 30, 2026, the Company disposed of three properties for an aggregate price of $6.7 million.
Common Stock Repurchases
Subsequent to September 30, 2026, the Company purchased 2,213,685 shares of its Common Stock under its Share Repurchase Program for $18.2 million.

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
As of September 30, 2026, we owned 835 properties consisting of 43.5 million rentable square feet, which were 96% leased, with a weighted-average remaining lease term of 6.3 years. Based on the percentage of annualized rental income on a straight-line basis as of September 30, 2026, approximately 76% of our properties were located in the U.S. and Canada and approximately 24% were located in Europe. In addition, as of September 30, 2026, our portfolio was comprised of 51% Industrial & Distribution properties, 26% Retail properties and 23% Office properties. The percentages are calculated using annualized straight-line rent converted from local currency into the U.S. Dollar (“USD”) as of September 30, 2026. The straight-line rent includes amounts for tenant concessions.
Our portfolio is leased to primarily “Investment Grade” rated tenants in well-established markets in the U.S. and Europe. A total of 62.9% of our rental income on an annualized straight-line basis for leases in place as of September 30, 2026 was derived from Investment Grade rated tenants, comprised of 35.8% leased to tenants with an actual investment grade rating and 27.1% leased to tenants with an implied investment grade rating. For our purposes, “Investment Grade” includes both actual investment grade ratings of the tenant or guarantor, if available, or implied investment grade. Implied investment grade may include actual ratings of the tenant parent, guarantor parent (regardless of whether or not the parent has guaranteed the tenant’s obligation under the lease) or tenants that are identified as investment grade by using a proprietary Moody’s analytical tool, which generates an implied rating by measuring an entity’s probability of default. Ratings information is as of September 30, 2026.
Acquisition of Modiv Industrial, Inc.
On August 12, 2026 (the “Modiv Acquisition Date”), we, together with our direct and indirect subsidiaries, GNL Motion Merger Sub, LLC (“REIT Merger Sub”), the OP and GNL Motion OpCo Merger Sub, LLC (“OpCo Merger Sub” and, together with GNL, REIT Merger Sub and the OP, the “GNL Parties”) consummated the Merger (as defined below) with Modiv Industrial, Inc. (NYSE: MDV) (“Modiv”) and Modiv Operating Partnership, LP (the “MDV OP” and, together with Modiv, the “Modiv Parties”). Pursuant to the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), on the Modiv Acquisition Date, (i) Modiv merged with and into REIT Merger Sub with REIT Merger Sub continuing as the surviving entity (the “Modiv Merger”) and (ii) contemporaneously with the Modiv Merger, OpCo Merger Sub merged with and into MDV OP, with MDV OP being the surviving entity (such merger transaction, the “OpCo Merger” and, together with the Modiv Merger, the “Merger”).
Pursuant to the terms and subject to the conditions of the Merger Agreement, on the Modiv Acquisition Date, (i) each outstanding share of Modiv’s Class C common stock, $0.001 par value per share, as of the Modiv Acquisition Date was converted into the right to receive 1.975 shares (the “Exchange Ratio”) of Company’s common stock, par value $0.01 per share (“Common Stock”), (ii) each outstanding share of Modiv’s 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share, was converted into the right to receive an amount in cash equal to $25.00, plus any accrued and unpaid dividends thereon and (iii) each outstanding Class C limited partnership interest in MDV OP (each, a “MDV OP Unit”) was converted into the right to receive 1.975 limited partnership interests in the OP designated as “OP Units” (“OP Units”) (as defined in the OP Agreement (defined below)), and such OP Units issued at the effective time of the OpCo Merger (the “OpCo Merger Consideration OP Units”). Immediately prior to the time the OpCo Merger became effective, each outstanding unit of Class X limited partnership interest in the MDV OP was immediately vested in full and converted into one MDV OP Class C Unit. In addition, on the Modiv Acquisition Date, the Company repaid Modiv’s $23.7 million mortgage notes payable (the “Modiv Mortgage Notes Payable”) and Modiv’s $250 million credit facility term loan (the “Modiv Term Loan”).
Also, pursuant to the Merger Agreement, we adopted an amendment (such amendment, the “OP Agreement Amendment”), to the OP’s Second Amended and Restated Agreement of Limited Partnership, originally dated June 2, 2015 (as amended, the “OP Agreement”), to, among other things, (i) require the general partner to use commercially reasonable efforts in certain transactions to avoid causing limited partners to recognize gain for federal income tax purposes, and (ii) grant the OP the right, but not the obligation, to redeem any or all outstanding OP Units at certain redemption amounts in the form of cash or Common Stock, at our election, provided, that the redemption of any OpCo Merger Consideration OP Units pursuant to such call right shall be made in the form of Common Stock.
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
Properties
The following table represents a summary by segment of our portfolio of real estate properties as of September 30, 2026:

		Annualized Straight-Line Rent		Annualized Base Rent		Square Feet
Segment	Number of Properties	Amount	%	Amount	%	Amount	%	Occupancy	Weighted-Average Remaining Lease Term (Years) (1)
		(In thousands)		(In thousands)		(In thousands)
Industrial & Distribution	219	$220,158	51%	$214,347	51%	31,905	73%	95%	6.7
Retail	568	113,924	26%	111,351	26%	6,572	15%	97%	6.5
Office	48	99,394	23%	98,188	23%	5,066	12%	98%	3.4
Total	835	$433,476	100%	$423,886	100%	43,543	100%	96%	6.3
__________
(1) If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years is calculated based on square feet as of September 30, 2026.
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
Due to the classification of the 100 multi-tenant retail properties that were sold in 2025 (the “Multi-Tenant Retail Portfolio”) as a discontinued operation, the tables below do not include the results of the Multi-Tenant Retail Portfolio, which are classified within loss from discontinued operations in our consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Comparison of the Three Months Ended September 30, 2026 and 2025
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $67.1 million for the three months ended September 30, 2026, as compared to $71.1 million for the three months ended September 30, 2025. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

Revenue from Tenants
The table below details consolidated revenue from tenants, detailed by reportable segment:

	Three Months Ended September 30,
(In thousands)	2026	2025
Revenue From Tenants:
Industrial & Distribution (1)	$53,800	$57,898
Retail	30,044	30,292
Office (1)	29,028	32,823
Total Consolidated Revenue From Tenants	$112,872	$121,013
(1) Prior period amounts in the Industrial & Distribution segment and Office segment reflect the reclassification of three tenants from the Office segment to the Industrial & Distribution segment to conform to the current year presentation based on a re-evaluation of the property type.
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $53.8 million and $57.9 million for the three months ended September 30, 2026 and 2025, respectively. The decrease in revenue from tenants was due to the net loss of revenue of approximately $8.7 million from dispositions and lower revenue of approximately $0.9 million from other properties that were owned in both periods, partially offset by revenue from properties acquired in the third quarter of 2026 of $5.5 million. The net loss of revenue from dispositions primarily resulted from the sale of three groups of properties that were leased by three of our former tenants, which comprised $7.9 million of the decrease, and the increase in revenue from acquisitions was primarily due to the Merger. There was minimal impact from the year-over-year change in average exchange rates during the three months ended September 30, 2026, when compared to the same period last year.
Retail
Revenue from tenants in our Retail segment was $30.0 million and $30.3 million for the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily driven by the loss of revenue of approximately $0.8 million from dispositions and lower revenue from other properties that were owned in both periods of $0.2 million, partially offset by revenue from a property acquired in the Merger of $0.7 million. The net loss of revenue from dispositions was primarily related to 10 tenants which comprised approximately $0.7 million of the decrease. There was minimal impact from the year-over-year change in average exchange rates during the three months ended September 30, 2026, when compared to the same period last year.
Office
Revenue from tenants in our Office segment was $29.0 million and $32.8 million for the three months ended September 30, 2026 and 2025, respectively. The decrease in the third quarter of 2026, when compared to the same period last year, was primarily driven by the net loss of revenue of approximately $4.5 million from dispositions, partially offset by higher revenue from other properties owned in both periods of $0.1 million and revenue from properties acquired in the third quarter of 2026 of $0.6 million. The net loss of revenue from dispositions was primarily related to seven tenants which comprised approximately $4.1 million of the decrease and the increase in revenue from acquisitions was due to properties acquired in the Merger. The year-over-year change in foreign exchange rates had a minimal impact.
Total Office revenue for the three months ended September 30, 2026 included approximately $2.2 million of payments received from former tenants to settle their lease obligations related to the condition and restoration of the leased space upon move-out.

Property Operating Expenses
The table below details consolidated property operating expenses, detailed by reportable segment:

	Three Months Ended September 30,
(In thousands)	2026	2025
Property Operating Expenses:
Industrial & Distribution (1)	$6,659	$4,773
Retail	3,703	4,050
Office (1)	3,977	3,846
Total Consolidated Property Operating Expenses	$14,339	$12,669
(1) Prior period amounts in the Industrial & Distribution segment and Office segment reflect the reclassification of three tenants from the Office segment to the Industrial & Distribution segment to conform to the current year presentation based on a re-evaluation of the property type.
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $6.7 million and $4.8 million for the three months ended September 30, 2026 and 2025, respectively. The increase was due to higher costs of $1.6 million from properties owned in both periods due to the timing of our reimbursable costs as well as an increase of $0.3 million due to acquisitions. The increase from acquisitions was primarily due to properties acquired in the Merger. There was minimal impact from the year-over-year change in average foreign exchange rates during the three months ended September 30, 2026, when compared to the same period last year.
Retail
Property operating expenses in our Retail segment were $3.7 million and $4.1 million for the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily due to dispositions and there was minimal impact from the year-over-year change in average exchange rates during the three months ended September 30, 2026, when compared to the same period last year.
Office
Property operating expenses in our Office segment were $4.0 million and $3.8 million for the three months ended September 30, 2026 and 2025, respectively. The increase in the third quarter of 2026 was driven by an increase in costs of $0.9 million from properties owned in both periods and an increase of $0.1 million due to properties acquired in the Merger, partially offset by lower costs of $0.8 million from properties sold. There was minimal impact from the year-over-year change in average exchange rates during the three months ended September 30, 2026, when compared to the same period last year.
Impairment Charges
During the three months ended September 30, 2026, we determined that five of our properties (three located in the U.S., one located in the U.K. and one located in Europe) had an estimated fair value that was lower than the carrying value of the properties, based on the estimated selling price less selling costs (where applicable) of such properties, and as a result, we recorded impairment charges totaling approximately $58.2 million.
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
Merger, Transaction and Other Costs
We recognized $5.3 million and $1.6 million of merger, transaction and other costs during the three months ended September 30, 2026 and 2025, respectively. The increase was primarily due to costs incurred in the third quarter of 2026 related to the acquisition of Modiv.
General and Administrative Expenses
General and administrative expenses were relatively consistent at $11.2 million and $11.8 million for the three months ended September 30, 2026 and 2025, respectively, primarily comprised of employee compensation/payroll expenses, professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance.
Equity-Based Compensation
During the three months ended September 30, 2026 and 2025, we recognized equity-based compensation expense of $3.8 million and $3.1 million, respectively. Equity-based compensation expense consists of (i) amortization of restricted shares of our Common Stock (“Restricted Shares”) granted to employees of AR Global Investments, LLC, our former advisor (the

“Former Advisor”) or its affiliates who were involved in providing services to us prior to the Internalization (as defined in our Annual Report on Form 10-K for the year ended December 31, 2025); (ii) amortization of restricted stock units in respect of shares of Common Stock (“RSUs”) granted to our employees and our independent directors; and (iii) amortization expense related to performance stock units (“PSUs”). The period over period increase in expense was attributable to RSUs and PSUs granted in the first quarter of 2026.
For additional information related to our equity-based compensation, including with respect to the RSUs and PSUs granted in the first quarter of 2026, see Note 12 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $43.6 million and $44.8 million for the three months ended September 30, 2026 and 2025, respectively. The decrease was due to lower depreciation and amortization due to dispositions during 2026 and 2025, partially offset by additional depreciation and amortization from properties acquired in the third quarter of 2026.
(Loss) Gain on Dispositions of Real Estate Investments
During the three months ended September 30, 2026, we sold four properties (three Industrial & Distribution properties and one Office property) and recorded a net loss of $1.6 million.
During the three months ended September 30, 2025, we sold 58 properties (three Industrial & Distribution properties, 51 Retail properties and four Office properties), and recorded a net loss of $5.8 million, not including the properties sold as part of the Multi-Tenant Retail Disposition, which are part of discontinued operations (see Note 3 — Multi-Tenant Retail Disposition for additional information to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Interest Expense
Interest expense was $38.8 million and $45.3 million for the three months ended September 30, 2026 and 2025, respectively. The decrease was due to lower gross debt outstanding and a lower weighted-average effective interest rate during the three months ended September 30, 2026. The amount of our total gross debt outstanding was $2.9 billion as of September 30, 2026, as compared to $3.0 billion as of September 30, 2025. The weighted-average effective interest rate of our total debt was 4.1% as of September 30, 2026 and 4.2% as of September 30, 2025.
The decrease in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the three months ended September 30, 2026, when compared to the same period last year. As of September 30, 2026, approximately 25% of our total debt outstanding was denominated in Euros (“EUR”). As of September 30, 2025, approximately 19% of our total debt outstanding was denominated in EUR and 1% was denominated in Canadian Dollars (“CAD”).
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of September 30, 2026, approximately 36% of our total debt outstanding was secured and 64% was unsecured, the latter including amounts outstanding under our Revolving Credit Facility (as defined in Note 6 — Revolving Credit Facility to our consolidated financial statements included in this Quarterly Report on Form 10-Q), our $500.0 million aggregate principal amount of 3.75% Senior Notes due 2027 (the “3.75% Senior Notes”) and $500.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “4.50% Senior Notes”).
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
Loss on Extinguishment of Debt
The loss on extinguishment of debt was $0.2 million and $4.1 million during the quarters ended September 30, 2026 and September 30, 2025, respectively. The loss on extinguishment of debt during the third quarter of 2025 primarily related to the accelerated amortization of deferred financing costs related to the termination of our credit agreement that was in place prior to entering into our new credit agreement in August 2025.
Gain (Loss) on Derivative Instruments
The gain of $0.3 million on derivative instruments for the three months ended September 30, 2026 and the gain of $2.3 million on derivative instruments for the three months ended September 30, 2025, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and were mainly driven by exchange rate changes in British Pounds Sterling (“GBP”) and EUR compared to the USD. For the three months ended September 30, 2026, the gain on derivative instruments consisted of unrealized gains of $0.7 million and realized losses of $0.4 million. For the three months ended September 30, 2025, the gain on derivative instruments consisted of unrealized gains of $3.4 million and realized losses of $1.1 million. The overall gains (or losses) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains or losses are included in AFFO (as defined below).

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
Unrealized Gains (Losses) on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We recorded gains of $2.6 million and $31,000 on undesignated foreign currency advances and other hedge ineffectiveness during the quarters ended September 30, 2026 and 2025, respectively, due to currency changes on the undesignated excess foreign currency advances over the related net investments.
Income Tax Benefit (Expense)
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to stockholders, we recognize income tax benefit (expense) domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax benefit was $1.6 million for the three months ended September 30, 2026 and income tax expense was $3.1 million for the three months ended September 30, 2025.
Preferred Stock Dividends
Preferred stock dividends were $10.9 million for the three months ended September 30, 2026 and 2025. The amounts in both periods represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.
Comparison of the Nine Months Ended September 30, 2026 and 2025
As discussed above, due to the classification of the Multi-Tenant Retail Portfolio as a discontinued operation, the tables below do not include the results of the Multi-Tenant Retail Portfolio, which are classified within loss from discontinued operations in our consolidated statements of operations for the nine months ended September 30, 2026 and 2025 (for additional information, see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q).
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $90.6 million for the nine months ended September 30, 2026, as compared to net loss of $306.4 million for the nine months ended September 30, 2025. The change in net loss attributable to common stockholders is discussed in detail for each line item of the consolidated statements of operations in the sections that follow.

Revenue from Tenants
The table below details consolidated revenue from tenants, detailed by reportable segment:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Revenue From Tenants:
Industrial & Distribution (1)	$157,079	$173,313
Retail	89,585	102,606
Office (1)	87,969	102,414
Total Consolidated Revenue From Tenants	$334,633	$378,333
(1) Prior period amounts in the Industrial & Distribution segment and Office segment reflect the reclassification of three tenants from the Office segment to the Industrial & Distribution segment to conform to the current year presentation based on a re-evaluation of the property type.
Industrial & Distribution
Revenue from tenants in our Industrial & Distribution segment was $157.1 million and $173.3 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in revenue from tenants was due to the loss of revenue of approximately $20.9 million from dispositions and approximately $0.8 million from other properties that were owned in both periods, partially offset by an increase in revenue from properties acquired in the third quarter of 2026 of approximately $5.5 million. The loss of revenue from dispositions primarily resulted from the sale of four groups of properties that were leased by four of our former tenants, which comprised approximately $18.9 million of the total decrease in revenue from dispositions, and the increase in revenue from acquisitions was primarily due to the Merger. There was minimal impact from the year-over-year change in average exchange rates during the nine months ended September 30, 2026, when compared to the same period last year.
Total Industrial & Distribution revenue for the nine months ended September 30, 2026, included approximately $4.0 million of termination fees.
Retail
Revenue from tenants in our Retail segment was $89.6 million and $102.6 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease was primarily driven by the loss of revenue of approximately $13.9 million from dispositions, partially offset by higher revenue of $0.2 million from other properties that were owned in both periods, and an increase in revenue from a property acquired in the Merger of $0.7 million. The loss of revenue from dispositions was primarily related to six tenants which comprised approximately $12.6 million of the decrease. There was minimal impact from the year-over-year change in average exchange rates during the nine months ended September 30, 2026, when compared to the same period last year.
Office
Revenue from tenants in our Office segment was $88.0 million and $102.4 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the first nine months of 2026 was primarily driven by the net loss of revenue of $18.7 million from dispositions, partially offset by higher revenue from other properties that were owned in both periods of $3.7 million and an increase in revenue from properties acquired in the Merger of $0.6 million. The net loss of revenue from dispositions was primarily related to eight tenants, which comprised approximately $17.3 million of the decrease. The year-over-year change in foreign exchange rates had a minimal impact.
Total Office revenue for the nine months ended September 30, 2026 included approximately $4.2 million of payments received from former tenants to settle their lease obligations related to the condition and restoration of the leased space upon move-out.

Property Operating Expenses
The table below details consolidated property operating expenses, detailed by reportable segment:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Property Operating Expenses:
Industrial & Distribution (1)	$17,929	$14,642
Retail	11,204	10,944
Office (1)	11,531	13,054
Total Consolidated Property Operating Expenses	$40,664	$38,640
(1) Prior period amounts in the Industrial & Distribution segment and Office segment reflect the reclassification of three tenants from the Office segment to the Industrial & Distribution segment to conform to the current year presentation based on a re-evaluation of the property type.
Industrial & Distribution
Property operating expenses in our Industrial & Distribution segment were $17.9 million and $14.6 million for the nine months ended September 30, 2026 and 2025, respectively. Lower costs of $1.3 million from dispositions were offset by higher costs of $4.3 million from other properties owned in both periods primarily due to higher costs absorbed by us at one of our properties located in the U.K. and the timing of our reimbursable costs, as well as an increase in costs of $0.3 million due to acquisitions. There was minimal impact from the year-over-year change in average foreign exchange rates during the nine months ended September 30, 2026, when compared to the same period last year.
Retail
Property operating expenses in our Retail segment were $11.2 million and $10.9 million for the nine months ended September 30, 2026 and 2025, respectively. Lower costs of $1.8 million from properties sold were offset by an increase of approximately $2.1 million from properties owned in both periods primarily due to higher costs absorbed by us at one of our properties located in Europe. There was minimal impact from the year-over-year change in average exchange rates during the nine months ended September 30, 2026, when compared to the same period last year.
Office
Property operating expenses in our Office segment were $11.5 million and $13.1 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the first nine months of 2026 was driven by lower costs of approximately $3.2 million from properties sold, partially offset by higher costs of approximately $1.5 million from properties owned in each period as well as an increase in costs of $0.1 million due to properties acquired in the Merger. There was minimal impact from the year-over-year change in average exchange rates during the nine months ended September 30, 2026, when compared to the same period last year.
Impairment Charges
During the nine months ended September 30, 2026, we determined that the fair values of 15 of our properties (11 located in the U.S., two located in the U.K. and two located in Europe) were lower than the carrying value of the properties, based on the estimated selling price of such properties less selling costs, and as a result, the Company recorded impairment charges of approximately $73.0 million.
During the nine months ended September 30, 2025, we determined that the fair values of 100 of our properties (97 located in the U.S., one located in Europe and two located in the U.K.) were lower than the carrying value of the properties, based on the estimated selling price of such properties less selling costs, and as a result, the Company recorded an impairment charge of approximately $125.6 million.
Merger, Transaction and Other Costs
We recognized $16.3 million and $5.2 million of merger, transaction and other costs during the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to costs incurred in 2026 related to the acquisition of Modiv.
General and Administrative Expenses
General and administrative expenses were $35.2 million and $39.4 million for the nine months ended September 30, 2026 and 2025, respectively, primarily consisting of employee compensation/payroll expenses, professional fees including audit and taxation services, board member compensation and directors’ and officers’ liability insurance. The decrease was primarily due to lower compensation costs and professional fees in the first nine months of 2026.
Equity-Based Compensation

During the nine months ended September 30, 2026 and 2025, we recognized equity-based compensation expense of $11.8 million and $9.5 million, respectively. Equity-based compensation consists of (i) amortization of Restricted Shares granted to employees of the Former Advisor or its affiliates who were involved in providing services to us prior to the Internalization; (ii) amortization of RSUs granted to our employees and our independent directors; and (iii) amortization expense related to PSUs. The period over period increase in expense was attributable to RSUs and PSUs granted in the first quarter of 2026.
For additional information related to our equity-based compensation, including with respect to the RSUs and PSUs granted in the first quarter of 2026, see Note 12 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization expense was $126.7 million and $146.8 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease was due to lower depreciation and amortization due to dispositions during 2026 and 2025, partially offset by additional depreciation and amortization from properties acquired in the third quarter of 2026.
(Loss) Gain on Dispositions of Real Estate Investments
During the nine months ended September 30, 2026, we sold 26 properties (eight Industrial & Distribution properties, 13 Retail properties and five Office properties) and recorded a net gain of $29.5 million. During the nine months ended September 30, 2026, we applied $4.6 million of previously received refundable buyer deposits, which had been recorded as a liability, to the consideration received upon sale of real estate. This amount is reflected as a non-cash investing activity.
During the nine months ended September 30, 2025, we sold 168 properties (nine Industrial & Distribution properties, 152 Retail properties and seven Office properties), not including the properties sold as part of the Multi-Tenant Retail Disposition (see Note 3 — Multi-Tenant Retail Disposition to our consolidated financial statements included in this Quarterly Report on Form 10-Q), and as a result, recorded a net loss of $5.9 million.
Interest Expense
Interest expense was $116.8 million and $152.1 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease was due to lower gross debt outstanding and a lower weighted-average effective interest rate during the nine months ended September 30, 2026. The amount of our total gross debt outstanding was $2.9 billion as of September 30, 2026, as compared to $3.0 billion as of September 30, 2025. The weighted-average effective interest rate of our total debt was 4.1% as of September 30, 2026 and 4.2% as of September 30, 2025.
The decrease in interest expense was also impacted by the year-over-year change in average foreign exchange rates during the nine months ended September 30, 2026, when compared to the same period last year. As of September 30, 2026, approximately 25% of our total debt outstanding was denominated in EUR. As of September 30, 2025, approximately 19% of our total debt outstanding was denominated in EUR and 1% was denominated in CAD.
We view a combination of secured and unsecured financing as an efficient and accretive means to acquire properties and manage working capital. As of September 30, 2026, approximately 36% of our total debt outstanding was secured and 64% was unsecured, the latter including amounts outstanding under our Revolving Credit Facility, our 3.75% Senior Notes and 4.50% Senior Notes.
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
Loss on Extinguishment of Debt
The loss on extinguishment of debt was $13.8 million and $8.9 million for the nine months ended September 30, 2026 and 2025, respectively. The loss on extinguishment of debt in the first nine months of 2026 primarily related to accelerated amortization of the discount related to the mortgage notes that were repaid in the second quarter of 2026 and the fees paid upon repayment. The loss on extinguishment of debt during the nine months ended September 30, 2025 primarily related to the accelerated amortization of deferred financing costs related to the termination of our credit agreement that was in place prior to entering into our new credit agreement in August 2025, as well as the accelerated amortization and fees related to the repayment of one of our mortgages in May of 2025.
Gain (Loss) on Derivative Instruments
The gain on derivative instruments of $3.0 million and loss of $10.4 million for the nine months ended September 30, 2026 and 2025, respectively, reflect the marked-to-market impact from foreign currency and interest rate derivative instruments used to hedge the investment portfolio from currency and interest rate movements, and was mainly driven by currency rate changes in the GBP and EUR compared to the USD. For the nine months ended September 30, 2026, the gain on derivative instruments consisted of unrealized gains of $4.2 million and realized losses of $1.2 million. For the nine months ended September 30,

2025, the loss on derivative instruments consisted of unrealized losses of $7.1 million and realized losses of $3.3 million. The overall gain (or loss) on derivative instruments directly impact our results of operations since they are recorded on the gain on derivative instruments line item in our consolidated results of operations. However, only the realized gains are included in AFFO (as defined below).
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
Unrealized (Gains) Losses on Undesignated Foreign Currency Advances and Other Hedge Ineffectiveness
We recorded gains of $4.4 million and losses of $12.6 million on undesignated foreign currency advances and other hedge ineffectiveness for the nine months ended September 30, 2026 and 2025, respectively, primarily due to currency changes on the undesignated excess foreign currency advances over the related net investments. The nine months ended September 30, 2025 also includes losses related to the accelerated reclassification of amounts in other comprehensive income to earnings as a result of certain hedged forecasted transactions becoming probable not to occur.
Income Tax Benefit (Expense)
Although as a REIT we generally do not pay U.S. federal income taxes on the amount of REIT taxable income that is distributed to stockholders, we recognize income tax (expense) benefit domestically for state taxes and local income taxes incurred, if any, and also in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit and expense as a result of book and tax differences and timing differences in taxes across jurisdictions. Income tax expense was $4.9 million and $9.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Preferred Stock Dividends
Preferred stock dividends were $32.8 million for both the nine months ended September 30, 2026 and 2025. The amounts in both periods represent the dividends that are attributable to holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.
Cash Flows from Operating Activities
The level of cash flows provided by operating activities is driven by, among other things, rental income received, property operating expenses and interest payments on outstanding borrowings.
During the nine months ended September 30, 2026, net cash provided by operating activities was $155.1 million. Cash flows provided by operating activities during the nine months ended September 30, 2026 reflect net loss of $58.5 million, adjusted for non-cash items of $252.8 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of mortgage discounts, amortization of above- and below-market lease and ground lease assets and liabilities, amortization of right of use assets, amortization of lease incentives and commissions, unbilled straight-line rent, equity-based compensation, unrealized gains on foreign currency transactions, derivatives, loss on extinguishment and modification of debt, impairments and other non-cash items). In addition, operating cash flow was impacted by lease incentive and commission payments of $5.3 million and a net increase of $4.4 million in working capital items due to an increase in accounts payable and accrued expenses of $2.3 million, a decrease in prepaid expenses and other assets of $3.9 million and a decrease in prepaid rent of $1.8 million.
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

Cash Flows used in Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2026 of $144.1 million consisted of cash used to acquire Modiv and other real estate of $316.4 million and cash used for capital expenditures of $5.7 million, partially offset by proceeds from dispositions of $147.9 million and cash received from the multi-tenant disposition receivable of $30.1 million.
Net cash provided by investing activities during the nine months ended September 30, 2025 of $1.4 billion consisted of net proceeds from dispositions of $1.4 billion, principally from the Multi-Tenant Retail Disposition, and cash received from the multi-tenant disposition receivable of $58.8 million, which were partially offset by capital expenditures of $26.2 million.
Cash Flows used in Financing Activities
Net cash used in financing activities of $38.5 million during the nine months ended September 30, 2026 was a result of net payments of principal on mortgage notes payable of $296.7 million, $107.9 million of Common Stock repurchases, dividends paid to common stockholders of $122.3 million, dividends paid to holders of our Series A Preferred Stock of $9.2 million, dividends paid to holders of our Series B Preferred Stock of $6.1 million, dividends paid to holders of our Series D Preferred Stock of $11.2 million, and dividends paid to holders of our Series E Preferred Stock of $6.4 million. These amounts were partially offset by net additional borrowings under our Revolving Credit Facility of $526.1 million.
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
Liquidity and Capital Resources
Our principal future needs for cash and cash equivalents include the purchase of additional properties or other investments, payment of related acquisition costs, improvement costs, operating and administrative expenses, repayment of certain debt obligations, which includes our continuing debt service obligations and dividends to holders of our Common Stock and Preferred Stock, as well as to any future class or series of preferred stock we may issue. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $150.7 million and $180.1 million, respectively. See discussion above for how our cash flows from various sources impacted our cash.
Management expects that cash generated from operations, supplemented by our existing cash, will be sufficient to fund, in the near term and long term, the payment of quarterly dividends to our common stockholders and holders of our Preferred Stock, as well as anticipated capital expenditures. During the nine months ended September 30, 2026, our cash generated from operations covered 100% of the total dividends paid on our Common Stock and Preferred Stock. Our other sources of capital, which we have used and may use in the future, include proceeds received from our Revolving Credit Facility, proceeds from secured or unsecured financings (which may include note issuances), proceeds from our offerings of equity securities (including Common Stock and Preferred Stock), proceeds from any future sales of properties and undistributed cash flows from operations, if any. Our near-term funding needs include our continuing debt service obligations and the repayment or refinancing of our 3.75% Senior Notes due 2027, and our ability to meet these needs will depend in part on continued availability under our Revolving Credit Facility and our access to the debt and equity capital markets and to proceeds from property dispositions, none of which is assured. Pending dispositions under PSAs (as defined below) and LOIs (as defined below) are subject to conditions and may not be completed.
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
Acquisitions and Dispositions — Nine Months Ended September 30, 2026
During the three and nine months ended September 30, 2026, we acquired 41 properties, of which 40 were acquired in the Merger, which is being accounted for as a business combination (for additional information on the Merger, see Note 1 — Organization and Note 4 — Real Estate Investments, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q). The remaining property was acquired from a separate seller and is being accounted for as an asset acquisition.

During the three months ended September 30, 2026, we sold four properties (three Industrial & Distribution properties and one Office property), and during the nine months ended September 30, 2026, we sold 26 properties (eight Industrial & Distribution properties, 13 Retail properties and five Office properties), for an aggregate contract price of approximately $15.8 million and $160.7 million, respectively.
Acquisitions and Dispositions — Subsequent to September 30, 2026
Subsequent to September 30, 2026, we disposed of three properties for an aggregate sale price of approximately $6.7 million.
Pending Transactions — Acquisitions and Dispositions
As of the date of this report, we do not have any pending acquisitions. For pending dispositions, we have signed purchase and sale agreements (“PSAs”) to dispose of eleven properties for a contract sale price of approximately $58.0 million and we have signed non-binding letters of intent (“LOIs”) to dispose of sixteen properties for an aggregate contract sale price of approximately $165.5 million. The LOIs may not lead to definitive agreements and the PSAs are subject to conditions and there can be no assurance we will complete the dispositions, or any future acquisitions or dispositions, on a timely basis or on acceptable terms and conditions, if at all.
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
During the three and nine months ended September 30, 2026 we did not sell any shares of Common Stock through the 2025 Common Stock ATM Program. See Note 10 — Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on our ATM program.
Share Repurchase Program
On February 20, 2025, our Board authorized a share repurchase program for up to an aggregate amount of $300 million of shares of Common Stock (the “Share Repurchase Program”). Under the Share Repurchase Program, which does not have a stated expiration date, the Company may repurchase shares of Common Stock from time to time through open market purchases, including pursuant to Rule 10b5-1 pre-set trading plans and under Rule 10b-18 of the Exchange Act, privately negotiated transactions, accelerated share repurchase transactions entered into with one or more counterparties or otherwise, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws, and other factors, and the program may be amended, suspended or discontinued at any time. During the three and nine months ended September 30, 2026, we purchased 6,614,347 and 12,048,688 shares, respectively, of Common Stock for approximately $58.5 million and $107.9 million, respectively, or an average share price, excluding commissions, of $8.82 and $8.94, respectively, leaving $72.4 million available under the Share Repurchase Program.
Borrowings
As of September 30, 2026 and December 31, 2025, we had total gross debt outstanding of $2.9 billion and $2.6 billion, respectively, bearing interest at weighted-average interest rates per annum equal to 4.1% and 4.2%, respectively.
As of September 30, 2026, 86% of our total debt outstanding either bore interest at fixed rates, or was swapped to a fixed rate, which bore interest at a weighted average interest rate of 4.1% per annum. As of September 30, 2026, 14% of our total debt outstanding was variable-rate debt, which bore interest at a weighted average interest rate of 3.8% per annum. The total gross carrying value of unencumbered assets as of September 30, 2026 was $4.32 billion, of which approximately $4.28 billion was included in the unencumbered asset pool comprising the borrowing base under the Revolving Credit Facility and therefore is not currently available to serve as collateral for future borrowings under the Revolving Credit Facility.
Our debt leverage ratio was 55.6% and 55.2% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, the weighted-average maturity of our indebtedness was 2.6 years (including the two additional six-month extension options on our Revolving Credit Facility). We believe we have the ability to service our debt obligations as they come due.
Senior Notes
Both the 3.75% and the 4.50% Senior Notes do not require any principal payments prior to maturity. As of September 30, 2026, the carrying amount of the 3.75% and the 4.50% Senior Notes on our balance sheets totaled $946.2 million in the aggregate, which is net of $53.8 million of deferred financing costs and discounts, and as of December 31, 2025, the carrying amount on our balance sheets totaled $928.2 million in the aggregate, which is net of $71.8 million of deferred financing costs and discounts. See Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Mortgage Notes Payable
As of September 30, 2026 and December 31, 2025, we had secured gross mortgage notes payable of $1.0 billion and $1.3 billion, respectively. All of our current mortgage loans require payment of interest-only with the principal due at maturity. We have no principal payments due on our mortgages during the remainder of 2026. See Note 5 — Mortgage Notes Payable, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on our mortgage notes payable.
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
As of September 30, 2026 and December 31, 2025, outstanding borrowings under our Revolving Credit Facility were $830.4 million and $324.2 million, respectively. During the nine months ended September 30, 2026, we made net additional borrowings of $526.1 million on the Revolving Credit Facility. As of September 30, 2026, approximately $712.6 million was available for future borrowings under the Revolving Credit Facility.
See Note 6 — Revolving Credit Facility to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Revolving Credit Facility and related covenants under such facilities.
Covenants
As of September 30, 2026, we were in compliance with the covenants under the indenture governing the 3.75% Senior Notes, the indenture governing the 4.50% Senior Notes and the Credit Agreement (see Note 6 — Revolving Credit Facility and Note 7 — Senior Notes, Net to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information).
As of September 30, 2026, we were in compliance with all property-level debt covenants with the exception of four property-level debt instruments. For those four property-level debt instruments, we either (a) implemented a cure to the underlying noncompliance trigger by providing a letter of credit, or (b) permitted excess net cash flow after debt service from the impacted properties to become restricted, in each case in accordance with the terms of the applicable debt instrument. Each letter of credit, for so long as it is outstanding, represents a dollar-for-dollar reduction to availability for future borrowings under our Revolving Credit Facility. While the restricted cash cannot be used for general corporate purposes, it is available to fund operations of the underlying assets. These matters did not have a material impact on our liquidity or our ability to operate the impacted assets.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance including Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”) and Adjusted Funds from Operations (“AFFO”). A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below.
Use of Non-GAAP Measures
FFO, Core FFO, and AFFO are non-GAAP financial measures and should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO, Core FFO and AFFO measures. Other REITs may not define FFO in accordance with the current NAREIT (as defined below) definition (as we do), or may interpret the current NAREIT definition differently than we do, or may calculate Core FFO or AFFO differently than we

do. Consequently, our presentation of FFO, Core FFO and AFFO may not be comparable to other similarly-titled measures presented by other REITs.
We consider FFO, Core FFO and AFFO useful indicators of our performance. Because FFO, Core FFO and AFFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), FFO, Core FFO and AFFO presentations can facilitate comparisons of operating performance between periods and with other REITs in our peer group.
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

Adjusted Funds From Operations
In calculating AFFO, we start with Core FFO, then we exclude certain income or expense items that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities or items, including items paid in cash, that are not a fundamental attribute of our business plan or that we do not consider indicative of our ongoing operating performance. These items include early extinguishment or modification of debt and other items excluded in Core FFO, as well as unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains or losses on foreign currency transactions and gains or losses on investments. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market lease intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing operating performance. We also exclude revenue attributable to the reimbursement by third parties of financing costs that we originally incurred because these revenues are not, in our view, related to operating performance. We include the realized gains or losses on foreign currency exchange contracts in AFFO, as such items are part of our ongoing operations and affect our current operating performance.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net loss attributable to common stockholders (in accordance with GAAP)	$(67,129)	$(71,051)	$(90,593)	$(306,445)
Impairment charges	58,188	55,433	72,998	125,560
Depreciation and amortization	43,557	44,780	126,681	146,750
Loss (gain) on dispositions of real estate investments	1,614	5,797	(29,515)	5,938
Discontinued operations FFO adjustments	(2,226)	(1,214)	(3,547)	80,503
Proportionate share of adjustments for noncontrolling interest to arrive at FFO	(1,222)	—	(1,222)	—
FFO (as defined by NAREIT) attributable to common stockholders	32,782	33,745	74,802	52,306
Merger, transaction and other costs	5,334	1,623	16,282	5,204
Loss on extinguishment and modification of debt	206	4,121	13,824	8,887
Discontinued operations Core FFO adjustments	—	—	—	15,181
Proportionate share of adjustments for noncontrolling interest to arrive at Core FFO	(67)	—	(67)	—
Core FFO attributable to common stockholders	38,255	39,489	104,841	81,578
Non-cash equity-based compensation	3,820	3,059	11,804	9,490
Non-cash portion of interest expense	2,283	2,681	6,814	7,666
Amortization related to above- and below- market lease intangibles and right-of-use assets, net	1,123	1,147	3,317	2,539
Straight-line rent	(1,082)	3,433	(1,384)	(4,761)
Unrealized (gains) losses on undesignated foreign currency advances and other hedge ineffectiveness	(2,560)	(31)	(4,376)	12,644
Eliminate unrealized (gains) losses on foreign currency transactions (1)	(654)	(3,421)	(4,230)	7,060
Amortization of discounts on mortgages and senior notes	7,758	8,640	25,484	37,209
Goodwill impairment (2)	—	—	—	7,134
Eliminate (gains) losses related to multi-tenant disposition receivable (3)	(208)	(1,834)	(3,783)	11,932
Forfeited disposition deposit (4)	(300)	—	(454)	—
Proportionate share of adjustments for noncontrolling interest to arrive at AFFO	(123)	—	(123)	—
AFFO attributable to common stockholders	$48,312	$53,163	$137,910	$172,491

Summary
FFO (as defined by NAREIT) attributable to common stockholders	$32,782	$33,745	$74,802	$52,306
Core FFO attributable to common stockholders	$38,255	$39,489	$104,841	$81,578
AFFO attributable to common stockholders	$48,312	$53,163	$137,910	$172,491
_________
(1)For AFFO purposes, we adjust for unrealized gains and losses. For the three months ended September 30, 2026, the gain on derivative instruments was $0.3 million, which consisted of unrealized gains of $0.7 million and realized losses of $0.4 million. For the nine months ended September 30, 2026, the gain on derivative instruments was $3.0 million, which consisted of unrealized gains of $4.2 million and realized losses of $1.2 million.
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

In February 2025 we announced that the Board had established a quarterly dividend per share of Common Stock of $0.190 per share, representing an annual dividend rate of $0.76 per share, and we currently intend to continue paying cash dividends consistent with this practice; however, our Board determines the amount and timing of any future dividend payments to our stockholders based on a variety of factors. Common Stock dividends authorized by our Board and declared by us are paid on a quarterly basis in arrears during the first month following the end of each fiscal quarter (unless otherwise specified) to common stockholders of record on the record date for such payment. Refer to Note 10 — Stockholders’ Equity to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on dividends to holders of our Common Stock.
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
Pursuant to the Credit Agreement, we may not pay distributions, including cash dividends on, or redeem or repurchase Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, or any other class or series of stock we may issue in the future, that exceed 100% of our Adjusted FFO as defined in the Revolving Credit Facility (which is different from AFFO disclosed in this Quarterly Report on Form 10-Q) for any period of four consecutive fiscal quarters, except in limited circumstances, including that for one fiscal quarter in each calendar year, we may pay cash dividends and other distributions and redeem or repurchase an aggregate amount equal to no more than 105% of our Adjusted FFO. In addition, for so long as we maintain an investment grade rating from one or more of Moody’s, Standard & Poor’s or Fitch, the percentage limitation set forth above will not apply and we will be able to make distributions, including cash dividends, on our stock, subject to certain restrictions. We last used the exception to pay dividends that were between 100% of Adjusted FFO and 105% of Adjusted FFO during the quarter ended June 30, 2020 under our revolving credit facility that was in place prior to entering into our current credit agreement in August 2025 (the “Prior Revolving Credit Facility”), which contained the same restriction on distributions, redemptions or repurchases of our capital stock and related exceptions therefrom, and may use this exception in the future under our Credit Agreement. In the past, the lenders under our Prior Revolving Credit Facility consented to increase the maximum amount of our Adjusted FFO we could use to pay cash dividends and other distributions and make redemptions and other repurchases in certain periods, but there can be no assurance that the lenders under our Revolving Credit Facility will provide such a consent in the future.
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
Inflation
We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of September 30, 2026, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.7%. To help mitigate the adverse impact of inflation, approximately 87% of our leases with our tenants contain rent escalation provisions that increase the cash rent that is due under these leases over time by an average cumulative increase of approximately 1.5% per year. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). As of September 30, 2026, based on straight-line rent, approximately 65.0% are fixed-rate with increases averaging 1.8%, 17.9% are based on the Consumer Price Index, subject to certain caps, 4.0% are based on other measures, and 13.1% do not contain any escalation provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2026. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Matters” in Part I - Item 1 - Note 11 — Commitments and Contingencies, in our accompanying Consolidated Financial Statements.
Item 1A. Risk Factors.
Except as set forth in Part II Item 1A of 1) the Quarterly Report on Form 10-Q filed with the SEC on May 6, 2026 and 2) the Quarterly Report on Form 10-Q filed with the SEC on August 5, 2026, there have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2025, and we direct you to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents our Common Stock share repurchase activity for the quarter ended September 30, 2026 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
				(In Thousands)
July 1, 2026 to July 31, 2026	—	$—	—	$130,699
August 1, 2026 to August 31, 2026	131,658	9.02	131,658	129,511
September 1, 2026 to September 30, 2026	6,482,689	8.81	6,482,689	72,381
Total	6,614,347	$8.82	6,614,347	72,381
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
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.1	Eleventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Global Net Lease Operating Partnership, L.P. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Global Net Lease, Inc. on August 13, 2026).
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Dated: November 4, 2026